Form 10-Q
period 1996-04-30
AM GENERAL CORP
filed 1996-06-14
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    -------

                                   FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  33-93302

                             AM GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                               -----------------

                   Delaware                                                 35-1852615
(State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
organization)


              105 North Niles Avenue
               South Bend, Indiana                                              46617
     (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code              (219) 284-2907

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     12 7/8% Senior Notes due 2002

        Indicate by check mark whether the registrant; (1) has filed all reports to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes X    No
                                                                                            ---
Registrant company has no registered issue of equity securities.

Registrant has no registered issue of voting stock.

                             AM General Corporation
                                   Form 10-Q
                          Quarter Ended April 30, 1996


PART I - FINANCIAL INFORMATION                                                 3

 ITEM 1.  FINANCIAL STATEMENTS                                                 3

  Consolidated Balance Sheets
  as of October 31, 1995 (audited) and April 30, 1996 (unaudited)              3

  Consolidated Statements of Operations
   For the three and six months ended April 30, 1995 (unaudited) and
   April 30, 1996 (unaudited)                                                  4

  Consolidated Statements of Cash Flows
    For the six months ended April 30, 1995 (unaudited) and the six
    months ended April 30, 1996 (unaudited)                                    5

  Notes to Consolidated Financial Statements                                   6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.                                                        7

  Three Months Ended April 30, 1996 ("second quarter of 1996") compared to
  Three Months Ended April 30, 1995 ("second quarter of 1995")                 8

  Six Months Ended April 30, 1996 ("first six months of 1996") compared to
  Six Months Ended April 30, 1995 ("first six months of 1995")                11

  Liquidity and Capital Resources                                             14

PART II - OTHER INFORMATION                                                   16

 ITEM 1.  LEGAL PROCEEDINGS                                                   16

  DJ-5 Litigation                                                             16
  ---------------

  Product Recall                                                              16
  --------------

  Pending Government Investigation of Alleged Product Non-Conformity          16
  ------------------------------------------------------------------

 ITEM 5.  OTHER INFORMATION                                                   17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                             October 31,    April 30,
                             Assets             1995          1996
- - ---------------------------------------------------------------------
Current assets:                                           (UNAUDITED)
      Cash                                      $  1,140        6,389
      Accounts receivable, net                    52,688       43,812
      Inventories                                123,359      121,036
      Prepaid expenses                             1,648        2,340
      Income taxes receivable                      3,360        2,212
      Deferred income taxes                        1,341        1,111
- - ---------------------------------------------------------------------
Total current assets                             183,536      176,900

Property, plant, and equipment, net               62,762       58,097
Deferred income taxes                             14,327       15,686
Goodwill, net                                     92,157       90,014
Other assets                                      19,900       19,488
- - ---------------------------------------------------------------------
                                                $372,682      360,185
- - ---------------------------------------------------------------------

              Liabilities and Stockholder's Equity
- - ---------------------------------------------------------------------
Current liabilities:
      Accounts payable                            58,196       41,687
      Accrued expenses                            27,249       36,012
- - ---------------------------------------------------------------------
Total current liabilities                         85,445       77,699

Long-term debt, excluding current maturities     126,947      121,687
Postretirement benefits other than
 pensions, noncurrent portion                    145,483      147,891
Other liabilities, excluding current
 maturities                                       11,240       11,275
- - ---------------------------------------------------------------------
Total liabilities                                369,115      358,552

Stockholder's equity:
     8% cumulative preferred stock, $1,000
     par value. Authorized 10,000 shares;
     issued and outstanding 5,000 shares           5,000        5,000
     Common stock, $.01 par value. Authorized,
       issued and outstanding 900 shares              -            -
     Paid-in capital                               1,000        1,000
     Minimum pension liability                       (82)         (82)
     Accumulated Deficit                          (2,351)      (4,285)
- - ---------------------------------------------------------------------
Total stockholder's equity                         3,567        1,633
- - ---------------------------------------------------------------------

                                                $372,682      360,185
- - ---------------------------------------------------------------------

See accompanying notes to consolidated financial statements


                                               AM GENERAL CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Dollar amounts in thousands)
                                                            (UNAUDITED)


                                                                       Three Months Ended                   Six Months Ended
                                                                            April 30,                           April 30,
                                                                  -----------------------------      ------------------------------
                                                                      1995              1996                1995            1996
- - -----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                           $128,288          $124,622            $238,200        $243,670
- - -----------------------------------------------------------------------------------------------------------------------------------

Cost and expenses:

     Cost of sales                                                   108,941           108,057             202,995         211,938
     Depreciation and amortization                                     4,174             4,857               8,088           9,942
     Selling, general, and administrative expenses                     9,844             8,723              18,239          16,917
- - -----------------------------------------------------------------------------------------------------------------------------------

Income before interest and income taxes and extraordinary item         5,329             2,985               8,878           4,873
Interest Income                                                          125               845                 695           1,752
Interest Expense                                                      (2,559)           (3,965)             (4,715)         (8,179)
- - -----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes and extraordinary item               2,895              (135)              4,858          (1,554)
Income tax expense                                                     1,427               451               2,606             380
- - -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                1,468              (586)              2,252          (1,934)
Extraordinary item, net of income taxes of $1,750                      2,965                 -               2,965               -
- - -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      4,433              (586)              5,217          (1,934)
Obligation (benefit) for put accretion                                  (133)                -                 156               -
- - -----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common stockholders                  $  4,566          $   (586)           $  5,061        $ (1,934)
- - -----------------------------------------------------------------------------------------------------------------------------------



                                   See accompanying notes to consolidated financial statements.

                                                                 4

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (UNAUDITED)

- - -------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                          April 30,
                                                                               ------------------------------
                                                                                 1995                  1996
- - -------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                             $  5,217              (1,934)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization of plant and equipment                          5,425               7,279
     Other amortization                                                            3,208               3,188
     Increase (decrease) in allowance for doubtful accounts                            -                (236)
     Increase (decrease) in inventory reserve                                        715                (475)
     Deferred income taxes                                                        (1,537)             (1,129)
     Debt Discount                                                                     -                  29
     Discount accretion of debt                                                    1,576                   -
     Noncash other postretirement cost                                             3,981               2,407
     Loss on sale of equipment                                                         -                  19
     Change in assets and liabilities
        Accounts receivable                                                      (31,378)              9,112
        Inventories                                                              (28,662)              2,760
        Prepaid expenses                                                             950                (691)
        Other assets                                                                (888)               (633)
        Accounts payable                                                           5,782             (16,510)
        Due to related parties                                                      (505)                  -
        Accrued expenses                                                           5,837               8,763
        Income taxes                                                               5,893               1,148
        Other liabilities                                                         (3,017)                 38
- - -------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              (27,402)             13,135
- - -------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures, net                                                    (2,505)             (2,597)
- - -------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (2,505)             (2,597)
- - -------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings (repayments) under line-of-credit agreement                   13,523              (5,289)
     Proceeds from issuance of senior note, net of expenses                       75,098                   -
     Principal payments on closing and adjustment notes                          (15,198)                  -
     Repurchase of PUT Obligation                                                 (6,522)                  -
     Repayment of LTV Creditor Trust Obligation                                  (29,657)                  -
     Dividends paid                                                               (2,160)                  -
     Repurchase of preferred stock                                                (4,000)                  -
- - -------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               31,084              (5,289)
- - -------------------------------------------------------------------------------------------------------------
Net change in cash                                                                 1,177               5,249
Cash and cash equivalents at beginning of period                                   1,511               1,140
- - -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  2,688               6,389
- - -------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AM GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (Dollar amounts in thousands)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1995.

NOTE 2.  INVENTORIES

          Inventories consisted of the following:

                                                         APRIL 30,
                                           OCTOBER 31,      1996
                                              1995      (UNAUDITED)
                                           -----------  -----------
Finished Goods                               $ 67,710     $ 67,439
Service Parts                                  12,077       13,357
Extended Service Program
Costs Accumulated, net of amounts
 attributed to revenues recognized to
 date                                          10,072       10,613
Raw Materials, supplies and work in
 progress                                      36,999       32,653
                                             --------     --------
                                              126,858      124,062
Less allowance for inventory shrinkage
 and obsolescence                              (3,499)      (3,026)
                                             --------     --------
Total                                        $123,359     $121,036
                                             ========     ========

NOTE 3.  RECLASSIFICATIONS

          Certain reclassifications have been made to previously reported cost and expenses to conform to the presentation contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  AM General Corporation ("the Company" or "AM General") is the largest supplier of light tactical wheeled vehicles for the US Department of Defense ("DoD").
The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE" or "HUMMER(R)"). The Company also sells HUMMERs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993 the Company began selling to industrial and retail users through its commercial dealer network.

  From 1990 through April 30, 1996 AM General sold 49,028 HUMMERs under its CO998 Contract with the DoD. All production under that contract was completed by April 30, 1996 and 769 vehicles produced under the contract were in the Company's finished inventory at that date, including 768 HUMMERs built for a particular FMS Customer ("the FMS Customer"). Management expects that all 769 of these vehicles will be sold during the third quarter of fiscal 1996.

  The Company began producing a new series of military HUMMERs, the A2 series, in August, 1995 under a DoD contract for 1,201 units known as the R021 contract. On December 23, 1995, the Company entered into a definitive multiple-year annual requirements contract known as the X001 contract, under which the US Army is expected to procure 2,350 HUMMERs annually for the next five years. Although the US Army's 1995 Tactical Wheeled Vehicle Fleetbook, the last such document made available by the Army, indicates that no HUMMER purchases were scheduled for the years 1998 to 2001, the Army has acknowledged that the US Military will require HUMMER purchases in those years.

  From November 1, 1993 through May 7, 1995 the Company's HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995 the Company reduced its HUMMER production rate to 25 units per day due to lower US and international military demand.

  The Company's Service Parts and Logistics Operations ("SPLO") sells after-market parts and support services for vehicles manufactured by the Company. Its Systems Technical Support ("STS") operation performs engineering services related to the Company's military trucks and certain other military vehicles.

  In September, 1993 the Company was awarded the first remanufacture contract by the US Army under the Extended Service Program (ESP). The five year, $154 million ESP contract specifies that the Company will rebuild and deliver a minimum of 2,483 remanufactured and modernized 2-1/2-ton trucks by disassembling approximately 3,727 old Company-manufactured trucks provided by the DoD. Unit deliveries began in October of 1994 and are expected to be completed in late 1998. To date, the US Army has exercised options for 520 units and has remaining options for an additional 1,299 units. If the US Army exercises all remaining options, the maximum contract value will be approximately $245 million.

THREE MONTHS ENDED APRIL 30, 1996 ("SECOND QUARTER OF 1996") COMPARED TO THREE MONTHS ENDED APRIL 30, 1995 ("SECOND QUARTER OF 1995")

                        AM GENERAL CORPORATION AND SUBSIDIARY

               TABLE OF NET REVENUES AND HUMMER UNIT SALES INFORMATION

                       (IN MILLIONS, EXCEPT UNIT INFORMATION)

                                     (UNAUDITED)

                                                   Three Months Ended
                                                        April 30,
                                                   ------------------                   %
                                                    1995        1996      Change      Change
                                                   -------     ------     ------     --------
Net sales
HUMMERs
   US Military                                     $  62.1       46.3       (15.8)     (25.4)%
   International (1)                                  24.3       26.2         1.9        7.8 %
   Commercial                                         17.8       17.8           0          0
                                                   -------     ------      ------     ------
      Total HUMMERs                                  104.2       90.3       (13.9)     (13.4)%

ESP                                                    5.3       18.0        12.7      239.6 %
SPLO                                                  13.1       10.5        (2.6)     (19.8)%
STS                                                    5.7        5.8          .1        1.7 %
                                                   -------     ------      ------     ------
      Total net sales                              $ 128.3      124.6        (3.7)      (2.9)%
                                                   =======     ======      ======     ======

HUMMER Unit Sales
   US Military                                       1,905        872      (1,033)     (54.2)%
   International (1)                                   605        384        (221)     (36.5)%
   Commercial                                          342        319         (23)      (6.7)%
                                                   -------     ------      ------     ------
      Total HUMMERs                                  2,852      1,575      (1,277)     (44.8)%
                                                   =======     ======      ======     ======

HUMMERs Average Unit Selling Prices
   US Military                                     $32,596     53,085      20,489       62.8 %
   International (1)                                40,238     68,224      27,986       69.6 %
   Commercial                                       51,892     55,702       3,810        7.3 %
                                                   -------     ------      ------     ------
      All HUMMERs                                  $36,531     57,306      20,775       56.9 %
                                                   =======     ======      ======     ======

  (1) Includes FMS and Direct International Sales

NET SALES

  The decrease in net sales was due primarily to the decrease in US Military and SPLO sales partially offset by increases in ESP and International sales. Commercial HUMMER sales remained consistent with prior year sales. The increase in ESP sales is attributed to the increased level of production and sales during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 when the program was in a start up mode. The reduction in US military sales is primarily attributed to the US military's present level of demand for HUMMERs. The reduction in SPLO sales was primarily attributed to a large international delivery in the second quarter of fiscal 1995 and the overall decline in HUMMER unit deliveries.

AVERAGE HUMMER UNIT SELLING PRICES

  The average unit selling price for all HUMMERs increased 56.9% from the second quarter of 1995 primarily due to a significant increase in the average selling price for US Military and International units. Average HUMMER unit selling prices for the US Military increased 62.8% over the second quarter of 1995 due primarily to higher negotiated selling prices for the R021 and X001 contracts. The higher average unit selling prices are attributed to higher material costs for the A2 model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during the second quarter of 1996 included HUMMER variants known as Expanded Capacity Vehicles ("ECVs") which sell at prices substantially higher than other variants. Average HUMMER unit selling prices for international sales increased 69.6% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 7.3% due to the availability of additional options such as the turbo-charged diesel engine and a 2.5% increase in selling prices late in the 1995 model year followed by 2.5% and 2.3% increases for the 1996 model year. Both 1995 and 1996 models were sold during the second quarter.

GROSS PROFIT

  Gross profit was $16.6 million for the second quarter of 1996, a decrease of $2.7 million or 13.9% from gross profit of $19.3 million for the second quarter of 1995. The Company's gross profit margin declined from 15.1% in the second quarter of 1995 to 13.3% in the second quarter of 1996. The decrease was primarily due to the lower US military and International HUMMER sales attributed to the reduction in HUMMER unit volume. Gross profit margins for US Military and International HUMMER units are higher than those of Commercial and ESP vehicles, and second quarter 1996 sales included a lower proportion of US Military and International HUMMER sales in comparison to the second quarter of 1995. Additionally, the gross profit margin on Commercial HUMMERs was lower in 1996 due to higher warranty costs and increased sales incentives.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense was $4.9 million for the second quarter of 1996, an increase of $.7 million or 16.7% over depreciation and amortization expense of $4.2 million for the second quarter of 1995. The increase was primarily due to new US Military tooling amortization for the ECV HUMMERs and the new A2 series model in connection with the R021 and X001 contracts. By agreement with the US Army, the A2 tooling costs are being amortized over the 1201 HUMMERs on the R021 contract, and future A2 models will not bear this cost.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative (SG&A) expense was $8.7 million for the second quarter of 1996, a decrease of $1.1 million or 11.2% from SG&A expense of $9.8 million for the second quarter of 1995. The reduction is primarily due to lower Commercial HUMMER advertising costs.

Operating Income

     Operating income for the second quarter of 1996 was $3.0 million, a decrease of $2.3 million from operating income of $5.3 million for the second quarter of 1995. The reduction in operating income is attributed to lower gross margins, higher depreciation and amortization expense partially offset by lower SG&A costs.

Interest Income and Expense

     Net interest expense for the second quarter of 1996 was $3.1 million, an increase of $.7 million or 29.2% from net interest expense of $2.4 million for the second quarter of 1995. Average debt outstanding during the second quarter of 1995 was $77.4 million at a weighted average interest rate of 11%. Average debt outstanding during the second quarter of 1996 was $124.9 million at a weighted average interest rate of 11.8%. The increase of $1.4 million in interest expense is primarily due to higher average debt outstanding which is primarily due to the increase in inventory in connection with the finished goods inventory for the FMS Customer. (see "Liquidity and Capital Resources"). Interest income increased by $.7 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

Income Tax Expense

     Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $.4 million for the second quarter of 1996, a decrease of $1.0 million from income tax expense of $1.4 million for the second quarter of 1995. The decrease in income tax expense was due to the reduction of taxable income.


Net Income (Loss)

     As discussed above, the net loss in the second quarter of 1996 was primarily due to lower operating income due to lower gross profit margin, increased depreciation and amortization expense and higher net interest expense. These were partially offset by lower selling, general and administrative expenses and income taxes.

SIX MONTHS ENDED APRIL 30, 1996 ("FIRST SIX MONTHS OF 1996") COMPARED TO SIX MONTHS ENDED APRIL 30, 1995 ("FIRST SIX MONTHS OF 1995")


                     AM GENERAL CORPORATION AND SUBSIDIARY
            TABLE OF NET REVENUES AND HUMMER UNIT SALES INFORMATION
                    (IN MILLIONS, EXCEPT UNIT INFORMATION)
                                  (UNAUDITED)

                                        Six Months Ended
                                            April 30,
                                        -----------------                %
                                         1995       1996     Change    Change
                                        -------    ------    ------    ------
Net sales
HUMMERs
    US Military                         $ 112.4      93.2     (19.2)   (17.1)%
    International (1)                      52.7      50.1      (2.6)    (4.9)%
    Commercial                             28.4      35.5       7.1     25.2%
                                        -------    ------    ------
        Total HUMMERs                     193.5     178.8     (14.7)    (7.6)%

ESP                                         7.7      37.0      29.3    380.5%
SPLO                                       25.0      17.0      (8.0)   (32.0)%
STS                                        12.0      10.8      (1.2)    (9.7)%
                                        -------    ------    ------
        Total net sales                 $ 238.2     243.6       5.4      2.3%
                                        =======    ======    ======

HUMMER Unit Sales
    US Military                           3,452     1,708    (1,744)   (50.5)%
    International (1)                     1,359       741      (618)   (45.5)%
    Commercial                              550       658       108     19.6%
                                        -------    ------    ------
        Total HUMMERs                     5,361     3,107    (2,254)   (42.0)%
                                        =======    ======    ======

HUMMERs Average Unit Selling Prices
    US Military                         $32,561    54,549    21,988     67.5%
    International (1)                    38,779    67,660    28,881     74.5%
    Commercial                           51,636    54,020     2,384      4.6%
                                        -------    ------    ------
        All HUMMERs                     $36,094    57,564    21,470     59.5%
                                        =======    ======    ======

(1)  Includes FMS and Direct International Sales


NET SALES

     The increase in net sales was due primarily to the increase in ESP and Commercial HUMMER sales which were partially offset by reductions in US military and direct International HUMMER sales, SPLO sales and lower STS sales. The increase in ESP sales is attributed to the increased level of production and sales during the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 when the program was in a start up mode. The increase in Commercial HUMMER sales is attributed to the Company's continued marketing efforts and the development of its commercial dealer network and increased unit prices which reflect additional options available in 1996 and selling price increases. The reduction in US military sales is primarily attributed to the US Military's present level of demand for HUMMER units.

  The increase in ESP net sales was partially offset by a decline in the SPLO and STS sales. The significant reduction in SPLO sales was primarily attributed to a large international delivery in the first six months of fiscal 1995 and the overall decline in HUMMER unit deliveries while the decline in STS is primarily attributed to higher than normal sales during the first six months of fiscal 1995.

AVERAGE HUMMER UNIT SELLING PRICES

  Average Hummer unit selling prices for all HUMMERs increased 59.5% from the first six months of 1995 primarily due to a significant increase in the average selling price for US Military and international units. Average HUMMER unit selling prices for the US Military increased 67.5% over the first six months of 1995 due primarily to higher negotiated selling prices for the R021 and X001 contracts. The higher average unit selling prices are attributed to higher material costs for the A2 model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during the first six months of 1996 included the higher priced ECV HUMMER variants. Average HUMMER unit selling prices for international sales increased 74.5% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 4.6% primarily due to the availability of additional options and a 2.5% increase in selling prices late in the 1995 model year followed by a 2.5% increase for the 1996 model year. Both 1995 and 1996 models were sold during the first six months of 1996.

GROSS PROFIT

  Gross profit was $31.8 million for the first six months of 1996, a decrease of $3.4 million or 9.6% from gross profit of $35.2 million for the first six months of 1995. The Company's gross profit margin declined from 14.8% in the first six months of 1995 to 13.0% in the first six months of 1996. The decrease was primarily due to the lower US military and international HUMMER sales attributed to the reduction in HUMMER unit volume. Gross profit margins for US Military and International HUMMER units are higher than those of Commercial and ESP vehicles, and the first six months of 1996 sales included a lower proportion of US Military and International sales in comparison to the first six months of 1995. Additionally, the gross profit margin on Commercial HUMMERs was lower in 1996 due to higher warranty costs and increased sales incentives.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense was $10.0 million for the first six months of 1996, an increase of $1.9 million or 23.4% over depreciation and amortization expense of $8.1 million for the first six months of 1995. The increase was primarily due to new US Military tooling amortization for the ECV HUMMERs and the new A2 series model in connection with the R021 and X001 contracts. By agreement with the US Army, the A2 tooling costs are being amortized over the 1,201 HUMMERs on the R021 contract, and future A2 models will not bear this cost.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative (SG&A) expense was $16.9 million for the first six months of 1996, a decrease of $1.3 million or 7.1% from SG&A expense of $18.2 million for the first six months of 1995. The reduction was primarily due to lower engineering and travel expenses. The lower engineering expense reflected the fact that certain engineering costs were recovered on an international contract.

OPERATING INCOME

  Operating income for the first six months of 1996 was $4.9 million, a decrease of $4.0 million from operating income of $8.9 million for the first six months of 1995. The reduction in operating income is attributed to lower gross margins and higher depreciation and amortization expense which were partially offset by lower SG&A costs.

INTEREST INCOME AND EXPENSE

  Interest expense for the first six months of 1996 was $8.2 million, an increase of $3.5 million or 74.4% from interest expense of $4.7 million for the first six months of 1995. Average debt outstanding during the first six months of fiscal 1995 was $72.9 million at a weighted average interest rate of 11%. Average debt outstanding during the first six months of fiscal 1996 was $127.8 million at a weighted average interest rate of 11.9%. The increase in average debt outstanding is primarily due to the increase in inventory in connection with the finished goods inventory for the FMS Customer and inventory held for an extended time period before delivery to a direct international customer. (see "Liquidity and Capital Resources"). Interest income increased by $1.1 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

INCOME TAX EXPENSE

  Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $.4 million for the first six months of 1996, a decrease of $2.2 million from income tax expense of $2.6 million for the first six months of 1995. The decrease in income tax expense was due to the reduction of taxable income.

NET INCOME (LOSS)

  As discussed above, the net loss in the first six months of 1996 was primarily due to lower operating income due to lower gross profit margin, increased depreciation and amortization expense and higher net interest expense. These were partially offset by lower selling, general and administrative expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities during the first six months of fiscal 1996 was $13.1 million compared to $27.4 million of cash used in operating activities during the first six months of 1995. Cash provided from operations in the first six months of fiscal 1996 was primarily due to non cash charges to operations including depreciation, amortization and other post employment benefits.

  Finished inventories fell slightly during the first six months primarily due to reductions in International and ESP units offset by increases in US Military and Commercial HUMMER units. At the end of the first six months, the Company's finished inventory continued to include the 768 HUMMERs built for the FMS Customer which management expects will be sold by the end of the third quarter of fiscal 1996. The Company's inventory of finished Commercial HUMMERs increased significantly primarily due to the production of 96 units for two Commercial distributors. Management expects both orders to be delivered by June of fiscal 1996. ESP finished goods inventory decreased slightly during the first six months due to a slightly higher acceptance and delivery rate. Work-in-process inventories decreased by $2.3 million primarily due to management initiatives with respect to reducing inventory.

  The accounts receivable balance at April 30, 1996 represents a normal level. Unusually high sales in the latter part of October 1995 resulted in higher than normal receivables at October 31, 1995.

  Capital expenditures during the six months of 1996 were $2.6 million, compared to capital expenditures of $2.5 million for the same period of 1995. The 1996 expenditures were primarily for tooling required for the production of Commercial and military HUMMERs and the ESP program. The Company does not anticipate any significant increase in capital expenditures.

   The Company's primary source of liquidity for operations during the first six months of 1996 was net cash provided from operating activities. During fiscal 1995 the Company increased its borrowings under the revolving credit facility primarily to finance the increase in inventories. During the first six months of fiscal 1996, the Company's net cash from operations was sufficient to provide operating cash flow, fund capital expenditures and reduce the revolving credit facility by a total of $5.3 million. Despite this improvement in liquidity, inventory levels remain significantly higher than those considered acceptable. When the excess finished goods inventory discussed above is sold, management estimates a favorable impact on liquidity in the amount of approximately $41.0 million. At April 30, 1996 borrowings under the revolving credit facility were $46.5 million.

  The high level of inventory discussed above will require the Company to continue to borrow up to the maximum amounts available under the Revolving Credit Facility until the inventory described above is sold.

  The Company expects to continue HUMMER production at the rate of twenty-five units per day, with an annual average of ten units per day for the US Army and its FMS customers under contract X001, eight and one half units per day for direct international customers and six and one half units per day for Commercial customers. During the first six months of fiscal year 1996, the Company produced an average of 18 HUMMERs per day for the US Army and FMS customers
(13, 2 and 3 units per day, respectively, under the X001, R021 and C0998 contracts) and 7 commercial HUMMERs per day. Only 13 HUMMERs were produced for direct international military customers during the first six months of 1996.

  The Company's ability to maintain the current production level for the balance of the fiscal year is dependent upon obtaining new releases for additional units under the X001 contract and new direct International and Commercial HUMMER orders. A reduction of the production rate would increase unit costs, reduce sales and earnings and negatively impact cash flow.

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

DJ-5 LITIGATION
- - ---------------

  Reference is made to Item 1 of the Company's report on Form 10-Q for the three months ended January 31, 1996 reporting the institution by the Company of an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York seeking a preliminary and permanent injunction against the prosecution against the Company of three state court actions claiming damages as a result of vehicular accidents allegedly involving DJ-5 postal delivery vehicles. As stated in such report the Company has never manufactured or sold DJ-5 vehicles or any parts therefore, and the agreement, approved by the Bankruptcy Court, pursuant to which the Company acquired certain assets and assumed certain liabilities in April 1992 expressly provided that the Company acquired no DJ-5 assets and assumed no DJ-5 liabilities.

  On May 1, 1996 the Bankruptcy Court entered a preliminary injunction preliminarily enjoining the prosecution of such actions against the Company. The Company's action for a permanent injunction continues.

PRODUCT RECALL
- - --------------

  In March 1995, the Company became aware of a problem with the commercial HUMMER accelerator and promptly reported the matter to the National Institute of Highway Traffic Safety. The problem affects all non-turbo diesel engine HUMMERs, approximately 3,200 vehicles and management estimates the cost of this recall at $250,000. Management does not expect that the recall will have a material adverse effect on future commercial HUMMER sales.

PENDING GOVERNMENT INVESTIGATION OF ALLEGED PRODUCT NON-CONFORMITY
- - ------------------------------------------------------------------

  In November 1990, the Government informed the Company's predecessor that the Government was conducting an investigation of Electro Transfer System, Inc.
(ETS), of South Bend, Indiana, a supplier of electrical wiring components for the Hummer. In November 1991, the Government and ETS informed the predecessor that the engine harnesses previously supplied by ETS did not conform with the applicable specifications. The predecessor took prompt corrective action in November 1991 to prevent a continuation or recurrence of the nonconforming condition.

  In April 1996, the Company was informed by the Government that the Company is the subject of an investigation seeking to determine whether the predecessor's employees were aware of the subcontractor's nonconformance. No further details were supplied. The Company is cooperating fully with the Government investigation and believes that the discrepancy had no material adverse effect on the operation or serviceability of the vehicles delivered to the Government.

ITEM 5.  OTHER INFORMATION


  In May, 1996 the Company and the United Auto Workers Local #5 signed a new labor agreement which superseded the 1993 labor agreement covering the Company's ESP operations. The new agreement also includes provisions which impact certain aspects of the Company's HUMMER operations. Although the Company expects that the new agreement will reduce its future operating costs, the agreement includes early retirement incentives which , if accepted by all of the eligible employees, could require the recognition of additional pension and other post-retirement benefit liabilities of up to $6.7 million. The eligible employees have until November 30, 1996 to exercise their retirement options. Through the date of this report, 7% of the eligible employees had accepted the retirement incentives.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 1996                     AM GENERAL CORPORATION
                                               Registrant


                                            /s/ Paul R. Schuchman
                                         By ___________________________
                                              Paul R. Schuchman
                                              Executive Vice President
                                                and Chief Financial Officer
                                              Duly authorized officer and
                                              principal financial officer