Form 10-Q
period 1996-07-31
AM GENERAL CORP
filed 1996-09-16
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   --------


                                  FORM 10-Q


(MARK ONE)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  33-93302

                             AM GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)
                               ----------------


           DELAWARE                                              35-1852615
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         105 NORTH NILES AVENUE
          SOUTH BEND, INDIANA                                       46617
(Address of principal executive offices)                         (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE             (219) 284-2907

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

                             AM General Corporation
                                   Form 10-Q
                          Quarter Ended July 31, 1996

PART I - FINANCIAL INFORMATION                                                                             3

  ITEM 1.  FINANCIAL STATEMENTS                                                                            3

     Consolidated Balance Sheets
     as of October 31, 1995 (audited) and July 31, 1996 (unaudited)                                        3

     Consolidated Statements of Operations
      For the three and nine months ended July 31, 1995 (unaudited) and July 31, 1996 (unaudited)          4

     Consolidated Statements of Cash Flows
      For the nine months ended July 31, 1995 (unaudited) and the nine months ended
      July 31, 1996 (unaudited)                                                                            5

     Notes to Consolidated Financial Statements                                                            6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.          7

     Three Months Ended July 31, 1996 ("third quarter of 1996") compared to Three Months Ended
     July 31, 1995 ("third quarter of 1995")                                                               9

     Nine Months Ended July 31, 1996 ("first nine months of 1996") compared to Nine Months Ended
     July 31, 1995 ("first nine months of 1995")                                                          12

     Liquidity and Capital Resources                                                                      15

PART II - OTHER INFORMATION                                                                               17

  ITEM 5.  OTHER INFORMATION                                                                              17

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               17

SIGNATURES                                                                                                18

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     AM GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

            (Dollar amounts in thousands, except share information)

                                            October 31,     July 31,
                 Assets                        1995           1996
- ----------------------------------------------------------------------
Current assets:                                            (UNAUDITED)
  Cash                                       $  1,140            2,820
  Accounts receivable, net                     52,688           37,044
  Inventories                                 123,359          117,982
  Prepaid expenses                              1,648            2,589
  Income taxes receivable                       3,360            3,651
  Deferred income taxes                         1,341            2,174
- ----------------------------------------------------------------------
Total current assets                          183,536          166,260

Property, plant, and equipment, net            62,762           56,299
Deferred income taxes                          14,327           17,774
Goodwill, net                                  92,157           88,942
Other assets                                   19,900           18,664
- ----------------------------------------------------------------------
                                             $372,682          347,939
- ----------------------------------------------------------------------

    Liabilities and Stockholder's Equity
- ----------------------------------------------------------------------
Current liabilities:
  Accounts payable                             58,196           36,826
  Accrued expenses                             27,249           35,809
- ----------------------------------------------------------------------
Total current liabilities                      85,445           72,635

Long-term debt, excluding current
 maturities                                   126,947          122,873
Postretirement benefits other than
 pensions, noncurrent portion                 145,483          148,839
Other liabilities, excluding current
 maturities                                    11,240           10,708
- ----------------------------------------------------------------------
Total liabilities                             369,115          355,055

Stockholder's equity (Deficit):
  8% cumulative preferred stock,
   $1,000 par value.  Authorized
   10,000 shares; issued and
   outstanding 5,000 shares                     5,000            5,000
  Common stock, $.01 par value.
   Authorized, issued and outstanding 900
   shares                                           -                -
  Paid-in capital                               1,000            1,000
  Minimum pension liability                      (82)             (82)
  Accumulated Deficit                         (2,351)         (13,034)
- ----------------------------------------------------------------------
Total stockholder's equity (Deficit)            3,567          (7,116)

- ----------------------------------------------------------------------
                                             $372,682          347,939

- ----------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)
                                  (UNAUDITED)

                                 Three Months Ended        Nine Months Ended
                                      July 31,                  July 31,
                               ----------------------    ----------------------
                                  1995         1996         1995         1996
- -------------------------------------------------------------------------------
Net sales                       $75,539      $ 95,262     $313,739     $338,932
- -------------------------------------------------------------------------------

Cost and expenses:

  Cost of sales                  68,807        91,275      271,802      303,213
  Depreciation and
   amortization                   3,939         4,100       12,026       14,042
  Selling, general, and
   administrative expenses        8,660         9,787       26,899       26,704
- -------------------------------------------------------------------------------

Income (Loss) before
 interest, income taxes,
 and extraordinary item          (5,867)       (9,900)       3,012       (5,027)
Interest Income                     148           785          843        2,536
Interest Expense                 (3,666)       (4,111)      (8,382)     (12,290)
- -------------------------------------------------------------------------------

Loss before income taxes
 and extraordinary item          (9,385)      (13,226)      (4,527)     (14,781)
Income tax benefit               (2,875)       (4,476)        (269)      (4,097)
- -------------------------------------------------------------------------------
Loss before extraordinary
 item                            (6,510)       (8,750)      (4,258)     (10,684)
Extraordinary item, net of
 income taxes of $1,750               -             -        2,965            -
- -------------------------------------------------------------------------------
Net Loss                         (6,510)       (8,750)      (1,293)     (10,684)
Obligation for put
 accretion                            -             -          156            -
- -------------------------------------------------------------------------------
Net Loss available to
 common stockholders            $(6,510)     $ (8,750)    $ (1,449)    $(10,684)
- -------------------------------------------------------------------------------



         See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                  (UNAUDITED)

- ------------------------------------------------------------------
                                               Nine Months Ended
                                                    July 31,
                                             ---------------------
                                               1995         1996
- ------------------------------------------------------------------
Cash flows from operating activities:
  Net Loss                                   $ (1,293)     (10,684)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
     Depreciation and amortization of
      plant and equipment                       8,032       10,048
     Other amortization                         4,797        4,782
     Increase (decrease) in allowance
      for doubtful accounts                       173         (236)
     Increase (decrease) in inventory
      reserve                                     583         (174)
     Deferred income taxes                        374       (4,280)
     Debt Discount                                 14           43
     Discount accretion of debt                 1,576            -
     Noncash other postretirement cost          5,622        3,355
     Loss on sale of equipment                      -           31
     Change in assets and liabilities
      Accounts receivable                      (9,823)      15,880
      Inventories                             (51,097)       5,469
      Prepaid expenses                           (136)        (940)
      Other assets                              4,206         (331)
      Accounts payable                         (7,527)     (21,371)
      Due to related parties                     (504)           -
      Accrued expenses                         13,270        8,559
      Income taxes                              1,107         (291)
      Other liabilities                        (3,320)        (529)
- ------------------------------------------------------------------

Net cash provided by (used in)
 operating activities                         (33,946)       9,331
- ------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures, net                    (3,984)      (3,534)
- ------------------------------------------------------------------
Net cash used in investing activities          (3,984)      (3,534)
- ------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings (repayments) under
   line-of-credit agreement                    26,340       (4,117)
  Proceeds from issuance of senior
   note, net of expenses                       69,621            -
  Principal payments on closing
   and adjustment notes                       (15,198)           -
  Repurchase of PUT Obligation                 (6,522)           -
  Repayment of LTV Creditor
   Trust Obligation                           (29,657)           -
  Dividends paid                               (2,160)           -
  Repurchase of preferred stock                (4,000)           -
- ------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                          38,424       (4,117)
- ------------------------------------------------------------------
Net change in cash                                494        1,680
Cash and cash equivalents at
 beginning of period                            1,512        1,140
- ------------------------------------------------------------------
Cash and cash equivalents at end
 of period                                   $  2,006        2,820
- ------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH ITEMS
- ------------------------------------------------------------------
 Interest Paid                                  6,052        8,995
 Taxes Paid                                         -          473
- ------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending October 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1995.

NOTE 2.  INVENTORIES

     Inventories consisted of the following:

                                                                              JULY 31,
                                                               OCTOBER 31,     1996
                                                                  1995      (UNAUDITED)
                                                              -------------------------
Finished Goods                                                   $67,710       72,558
Service Parts                                                     12,077       13,900
Extended Service Program
  Production Costs of Goods currently in process                   5,366        3,750
  Excess of Production Cost of Delivered Units
   Over the Estimated Average Cost of All Units Expected
   to be Produced                                                  4,706            0
Raw Materials, supplies and work in progress                      36,999       31,100
                                                                --------      -------
                                                                 126,858      121,308
Less allowance for inventory shrinkage and
obsolescence                                                      (3,499)      (3,326)
                                                                --------      -------

Total                                                           $123,359      117,982
                                                                ========      =======

NOTE 3.  RECLASSIFICATIONS

     Certain reclassifications have been made to previously reported cost and expenses to conform to the presentation contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     AM General Corporation ("the Company" or "AM General") is the largest supplier of light tactical wheeled vehicles for the US Department of Defense ("DoD"). The Company is the original designer, and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE" or "HUMMER(R)"). The Company also sells HUMMERs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993 the Company began selling to industrial and retail users through its commercial dealer network.

     From 1990 through July 31, 1996, AM General sold 49,029 HUMMERs under its C0998 contract with the DoD. All production under that contract was completed by April 30, 1996 with 768 vehicles produced for a particular FMS Customer ("the FMS Customer") remaining in the Company's finished inventory. Two Letters of Agreement for the sale of these vehicles were executed between the US Government and the FMS Customer as of June 30, 1996. Management had previously expected that all 768 vehicles would be sold during the third quarter of Fiscal 1996. However, unexpected delays, primarily in transferring funds between the two governments, have postponed the sales until the fourth quarter. The Company continues to receive strong assurances from the FMS Customer that these orders will be consummated in the fourth quarter of fiscal 1996. Notwithstanding these assurances, the necessary funds have not been transferred to the US Government as of this filing. Management remains confident that these orders will be successfully concluded; however, further delays may slip the sale of these units beyond the fourth quarter which would have a material impact on this year's profitability.

     From November 1, 1993 through May 7, 1995 the Company's HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995 the Company reduced its HUMMER production rate to 25 units per day due to lower US and international military demand.

     The Company began producing the latest generation of military HUMMERs, the A2 series, in August 1995 under a DoD contract for 1,201 units known as the R021 contract. On December 23, 1995, the Company entered into a new multi-year annual requirements contract known as the X001 contract. This contract provides a mechanism for the U. S. Army to procure at least 2,350 HUMMERs annually for five years, but does not require the Army to purchase the vehicles as funding for each of the respective years must be provided via the annual Defense Budget. During the first year of the X001 contract, a total of 3,468 have been placed on contract to date. The FY97 Defense Bill currently pending before Congress contains the necessary funding for the US Army to purchase approximately 2,100 HUMMERs during the second year of this contract. Management expects that this funding, in combination with expected FMS orders, and direct International and Commercial HUMMER orders will be sufficient to support HUMMER production at the current rate. Any reduction of the proposed funding or delay in its implementation, could have a material adverse effect on the Company's profitability.

     The Company's Service Parts and Logistics Operations ("SPLO") sells after-market parts and support services for vehicles manufactured by the Company. Its Systems Technical Support ("STS") operation performs engineering services related to the Company's military trucks and certain other military vehicles.

     In September, 1993 the Company was awarded the first multi-year contract to teardown and remanufacture aging 2-1/2 ton military trucks under the US Army's Extended Service Program (ESP). Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. A total of 2,483 remanufactured trucks are required by the base contract over a five year period.

     After completion of the required testing program by the US Army, full scale production is underway. A total of 1,499 trucks have been remanufactured and sold to the Government as of July 31, 1996.

     Furthermore, the ESP multi-year contract provides for additional vehicles to be added at the option of the US Army. Prices for these options are specified in the contract and are significantly lower than the base unit prices. Prior to fiscal 1996, 42 vehicles had been added to the contract by exercising options. During fiscal 1996, the US Army ordered a large quantity of option vehicles: 478 in January and 476 in June, 1996, respectively. The total optioned vehicles now on contract is 996. When combined with the base units, the total remanufactured vehicles on contract is 3,479.

     The 1997 Defense Bill now before Congress provides the funds for an additional 820 trucks to be optioned under the current ESP contract. This quantity exhausts all remaining options. Management believes these options will be exercised which will bring the total contract value to approximately $244 million.

     The Company accounts for the contract on the Estimate at Completion basis
(EAC) which spreads estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary. An adjustment was recorded in the third quarter which recognizes the addition of all the option vehicles described above. See discussion under "Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995" - "Gross Profit".

     With the exception of historical information, the matters discussed in this filing include forward-looking statements that involve risks and uncertainties. Among the risks and uncertainties to which the Company is subject are risks inherent in the Company's substantial indebtedness, including restrictions imposed by the terms of the indebtedness, its dependence on government contracts, the Company's entry into the Commercial truck market and the remanufacturing business, dependence upon key vendors and exposure to fluctuations in the cost of purchased materials. As a result, the actual results realized by the Company could differ materially from the statements made herein.

THREE MONTHS ENDED JULY 31, 1996 ("THIRD QUARTER OF 1996") COMPARED TO THREE MONTHS ENDED JULY 31, 1995 ("THIRD QUARTER OF 1995")


                      AM GENERAL CORPORATION AND SUBSIDIARY
             TABLE OF NET REVENUES AND HUMMER UNIT SALES INFORMATION
                     (IN MILLIONS, EXCEPT UNIT INFORMATION)
                                   (UNAUDITED)

                                               Three Months
                                                  Ended
                                                 July 31,
                                            ------------------                %
                                              1995      1996     Change     Change
                                            --------  --------  --------   --------
Net sales
HUMMERs
   US Military                              $   3.2      40.4       37.2   1,162.5%
   International (1)                           27.4       6.7      (20.7)    (75.6)
   Commercial                                  15.8      18.4        2.6      16.7
                                            -------    ------    -------
      Total HUMMERs                            46.4      65.5       19.1      41.3

ESP                                            10.0      15.5        5.5      55.0
SPLO                                           12.9       9.6       (3.3)    (25.8)
STS                                             6.3       4.7       (1.6)    (26.0)
                                            -------    ------    -------
      Total net sales                       $  75.6      95.3       19.7      26.1
                                            =======    ======    =======

HUMMER Unit Sales
   US Military                                   42       807        765   1,821.4
   International (1)                            587       106       (481)    (81.9)
   Commercial                                   311       340         29       9.3
                                            -------    ------    -------
      Total HUMMERs                             940     1,253        313      33.3
                                            =======    ======    =======

HUMMERs Average Unit Selling Prices
   US Military                              $76,190    50,057    (26,133)    (34.3)
   International (1)                         46,641    63,104     16,463      35.3
   Commercial                                50,804    54,218      3,414       6.7
                                            -------    ------    -------
      All HUMMERs                           $49,338    52,290      2,952       6.0
                                            =======    ======    =======
(1) Includes FMS and Direct International Sales

NET SALES

     The increase in net sales was due primarily to the increase in US Military HUMMER, ESP and Commercial HUMMER sales partially offset by decreases in International HUMMER, SPLO and STS sales. The increase in US Military HUMMER sales is attributed to the high level of sales pursuant to the Company's X001 contract during the third quarter of 1996 as compared with the low level of sales pursuant to the Company's C998 contract in the third quarter of 1995. With the exception of the 768 units for the FMS Customer discussed above, the Company had substantially completed shipments under the C998 contract in May of 1995. The increase in ESP sales is attributed to the continued development of the remanufacturing program. The increase in Commercial HUMMER sales is attributed to a 9.3% increase in volume and a 6.7% increase in the average selling price. The reduction in International HUMMER sales is primarily attributed to the present low level of demand by foreign countries. The reduction in SPLO sales was primarily attributed to lower international sales associated with the lower international demand for HUMMERs.

AVERAGE HUMMER UNIT SELLING PRICES

     The average unit selling price for all HUMMERs increased 6.0% from the third quarter of 1995 primarily due to a significant increase in the average selling price for International units. Average HUMMER unit selling prices for international sales increased 35.3% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Average HUMMER unit selling prices for the US Military decreased 34.3% over the third quarter of 1995 due primarily to a sales adjustment recorded in the third quarter of 1995 which pertained to previously delivered units. Notwithstanding this adjustment, the average HUMMER unit selling prices for the US Military increased 26.9% over the third quarter of 1995 due primarily to higher negotiated selling prices for the R021 and X001 contracts. The higher average unit selling prices are attributed to directed changes for the A2 model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during the third quarter of 1996 included the higher priced Expanded Capacity Vehicle (ECV) HUMMER variants. Furthermore, sales during the third quarter of 1996 included Commercial HUMMER average unit selling prices which increased 6.7% due to the availability of additional options such as the turbo-charged diesel engine and a 2.5% increase in selling prices late in the 1995 model year followed by 2.5% and 2.3% increases for the 1996 model year.

GROSS PROFIT

     Gross Profit was $4.0 million for the third quarter of 1996, a decrease of $2.7 million from gross profit of $6.7 million for the third quarter of 1995. The decrease was primarily due to a $7.6 million adjustment to the EAC profit margin ("EAC Adjustment") anticipated in the ESP contract. This reduction in anticipated margin is primarily due to three factors: the exercise of lower priced option vehicles, higher than projected manufacturing costs and the impact of these first two changes on internal cost allocations. The Company allocates certain overhead costs to contracts based on, among other things, direct labor. This has resulted in higher than anticipated allocations to the ESP contract due to the higher manufacturing costs required to produce the vehicles now included in the EAC and accordingly lower allocation of these overhead costs to other Company programs such as Military and Commercial HUMMER.

     The EAC adjustment recorded reflects the cumulative costs to date and the estimate of future costs including those relating to the option vehicles. The gross profit margin on the Hummer programs increased primarily as a result of selling price increases and also due to lower allocation of overhead costs, as discussed above.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $4.1 million for the third quarter of 1996, an increase of $.2 million or 4.1% over depreciation and amortization expense of $3.9 million for the third quarter of 1995. The increase was primarily due to depreciation associated with planned capital expenditures for machinery and equipment.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expense was $9.7 million for the third quarter of 1996, an increase of $1.0 million or 11.5% from SG&A expense of $8.7 million for the third quarter of 1995. The increase was primarily due to the timing of SG&A expense and increased independent research & development expenses.

OPERATING LOSS

     The Company's operating loss for the third quarter of 1996 was $9.9 million, compared to the operating loss of $5.9 million for the third quarter of 1995. The change is primarily attributed to the EAC adjustment discussed earlier.

INTEREST INCOME AND EXPENSE

     Net interest expense for the third quarter of 1996 was $3.3 million, a decrease of $.2 million or 5.7% from net interest expense of $3.5 million for the third quarter of 1995. Average debt outstanding during the third quarter of 1995 was $109.2 million at a weighted average interest rate of 12.2%. Average debt outstanding during the third quarter of 1996 was $129.1 million at a weighted average interest rate of 11.7%. The increase of $.4 million in interest expense was primarily due to higher average debt outstanding which was primarily due to the increase in inventory in connection with the finished goods inventory for the FMS Customer. (see "Liquidity and Capital Resources"). Interest income increased by $.6 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

INCOME TAX BENEFIT

     Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $4.5 million for the third quarter of 1996, an increase of $1.6 million from income tax benefit of $2.9 million for the third quarter of 1995. The increase in income tax benefit was primarily due to the reduction of taxable income.

NET LOSS

     As discussed above, the higher net loss in the third quarter of 1996 was primarily due to the EAC adjustment.

NINE MONTHS JULY 31, 1996 ("FIRST NINE MONTHS OF 1996") COMPARED TO NINE MONTHS ENDED JULY 31, 1995 ("FIRST NINE MONTHS OF 1995")


                     AM GENERAL CORPORATION AND SUBSIDIARY
            TABLE OF NET REVENUES AND HUMMER UNIT SALES INFORMATION
                    (IN MILLIONS, EXCEPT UNIT INFORMATION)
                                  (UNAUDITED)


                                               Nine Months
                                                  Ended
                                                July 31,
                                           -----------------              %
                                              1995     1996   Change    Change
                                           ---------  ------ -------  --------
Net sales
HUMMERs
 US Military                               $   115.6   133.6    17.9      15.5%
 International (1)                              80.0    56.8   (23.2)    (29.0)
 Commercial                                     44.2    54.0     9.8      22.2
                                           ---------  ------ -------
  Total HUMMERs                                239.8   244.4     4.5       1.9

ESP                                             17.7    52.5    34.8     196.5
SPLO                                            37.9    26.6   (11.3)    (29.8)
STS                                             18.3    15.5    (2.8)    (15.5)
                                           ---------  ------ -------
  Total net sales                          $   313.7   338.9    25.2       8.0
                                           =========  ====== =======

HUMMER Unit Sales
 US Military                                   3,491   2,515    (976)    (28.0)
 International (1)                             1,949     847  (1,102)    (56.5)
 Commercial                                      861     998     137      15.9
                                           ---------  ------ -------
  Total HUMMERs                                6,301   4,360  (1,941)    (30.8)
                                           =========  ====== =======

HUMMERs Average Unit Selling Prices
 US Military                               $  33,123  53,107  19,984      60.3
 International (1)                            41,064  67,090  26,026      63.4
 Commercial                                   51,307  54,087   2,780       5.4
                                           ---------  ------ -------
  All HUMMERs                              $  38,064  56,048  17,984      47.2
                                           =========  ====== =======
      (1) Includes FMS and Direct International Sales


NET SALES

     The increase in net sales was due primarily to the increase in ESP, US Military and Commercial HUMMER sales which were partially offset by lower direct International HUMMER sales, SPLO sales and STS sales. The increase in ESP sales is attributed to the increased level of production and sales during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 when the program was in a start up mode. The increase in US Military HUMMER sales is primarily attributed to the higher unit selling prices for A2 HUMMERs which the Company began selling in the fourth quarter of 1995. The increase in Commercial HUMMER sales is attributed to the Company's continued marketing efforts, the development of its commercial dealer network, increased purchases of options available on 1996 models and selling price increases.

     The reduction in direct International HUMMER military sales is primarily attributed to the present low level of demand by foreign countries. The reduction in SPLO sales is directly attributed to a large international delivery in the first nine months of fiscal 1995 and the present low level of direct International HUMMER sales. Direct International vehicle contracts generally contain concurrent provisions for spare parts. The decline in STS is primarily attributed to higher than normal sales during the first nine months of fiscal 1995.

AVERAGE HUMMER UNIT SELLING PRICES

     Average HUMMER unit selling prices for all HUMMERs increased 47.2% from the first nine months of 1995 primarily due to a significant increase in the average selling price for US Military and International units. Average HUMMER unit selling prices for the US Military increased 60.3% over the first nine months of 1995 due primarily to higher negotiated selling prices for the R021 and X001 contracts. The higher average unit selling prices are attributed to directed changes for the A2 model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during the first nine months of 1996 included the higher priced ECV HUMMER variants. Average HUMMER unit selling prices for international sales increased 63.4% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 5.4% primarily due to the availability of additional options and a 2.5% increase in selling prices late in the 1995 model year followed by a 2.5% increase for the 1996 model year. Both 1995 and 1996 models were sold during the first nine months of 1996.

GROSS PROFIT

     Gross profit was $35.7 million for the first nine months of 1996, a decrease of $6.2 million from gross profit of $41.9 million for the first nine months of 1995. The decrease was primarily due to the EAC adjustment recorded in the third quarter and described above.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense was $14.0 million for the first nine months of 1996, an increase of $2.0 million or 16.8% over depreciation and amortization expense of $12.0 million for the first nine months of 1995. The increase was primarily due to new US Military tooling amortization for the ECV HUMMERs and the new A2 series model in connection with the R021 and X001 contracts.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative (SG&A) expense was $26.7 million for the first nine months of 1996, a decrease of $.2 million or .7% from SG&A expense of $26.9 million for the first nine months of 1995. The reduction was primarily due to lower travel and engineering expenses partially offset by the timing of expense during the third quarter as described above.

OPERATING INCOME/LOSS

     The Company's operating loss for the first nine months of 1996 was $5.0 million, a decrease of $8.0 million from operating income of $3.0 million for the first nine months of 1995. The decrease in operating income is primarily attributed to the EAC adjustment recorded in the third quarter.

INTEREST INCOME AND EXPENSE

     Interest expense for the first nine months of 1996 was $12.3 million, an increase of $3.9 million or 46.6% from interest expense of $8.4 million for the first nine months of 1995. Average debt outstanding during the first nine months of fiscal 1995 was $85.0 million at a weighted average interest rate of 11.5%. Average debt outstanding during the first nine months of fiscal 1996 was $128.5 million at a weighted average interest rate of 11.8%. The increase in average debt outstanding is primarily due to the increase in inventory in connection with the finished goods inventory for the FMS Customer and inventory held for an extended time period before delivery to a direct international customer. (see "Liquidity and Capital Resources"). Interest income increased by $1.7 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

INCOME TAX BENEFIT

     Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $4.1 million for the first nine months of 1996, an increase of $3.8 million from an income tax benefit of $.3 million for the first nine months of 1995. The increase in income tax benefit was due to the reduction of taxable income.

NET LOSS BEFORE EXTRAORDINARY ITEM

     As discussed above, the increase in the net loss before extraordinary item in the first nine months of 1996 compared to the first nine months of 1995 was primarily due to the EAC adjustment, increased depreciation and amortization expense and higher net interest expense. These were partially offset by the higher income tax benefit.

EXTRAORDINARY ITEM

     The Company recorded a $3.0 million extraordinary gain during the month of April 1995 in connection with the early retirement of debt with the proceeds from the 12-7/8% Senior Notes offering. The gain is net of all related expenses including Federal and State income taxes. There was no extraordinary item during the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the first nine months of fiscal 1996 was $9.3 million compared to $33.9 million of cash used in operating activities during the first nine months of 1995. Cash provided from operations in the first nine months of fiscal 1996 was primarily due to non cash charges to operations including depreciation, amortization, other post employment benefits and reduction in the level of accounts receivable, partially offset by cash used to reduce accounts payable.

     Finished inventories rose $4.8 million during the first nine months primarily due to increases in US Military and Commercial HUMMERs offset by a decrease in direct International HUMMER and ESP units. At the end of the first nine months, the Company's finished inventory continued to include the 768 HUMMERs built for the FMS Customer which management expects will be sold by the end of the fourth quarter of fiscal 1996. ESP finished goods inventory decreased slightly during the first nine months due to a slightly higher acceptance and delivery rate. Work-in-process inventories decreased by $4.1 million primarily due to management initiatives with respect to reducing inventory.

     The accounts receivable balance at July 31, 1996 represents a normal level. Unusually high sales in the latter part of October 1995 resulted in higher than normal receivables at October 31, 1995.

     Capital expenditures during the first nine months of 1996 were $3.6 million, compared to capital expenditures of $4.0 million for the first nine months of 1995. The 1996 expenditures were primarily for tooling required for the production of Commercial and military HUMMERs and the ESP program. The Company does not anticipate any significant increase in capital expenditures.

     The Company's primary source of liquidity for operations during the first nine months of 1996 was net cash provided from operating activities. During fiscal 1995, the Company increased its borrowings under the revolving credit facility primarily to finance the increase in inventories. During the first nine months of fiscal 1996, the Company's net cash from operations was sufficient to provide operating cash flow, fund capital expenditures and reduce the revolving credit facility by a total of $4.1 million. Despite this improvement in liquidity, inventory levels remain significantly higher than those considered acceptable. At July 31, 1996 the Company had in its finished goods inventory a total of 931 units, including the 768 units discussed above, which could have been sold but were not due to timing delays in the execution of certain contract amendments. When these particular units are sold, management estimates a favorable impact on liquidity in the amount of approximately $43.7 million. At July 31, 1996 borrowings under the revolving credit facility were $47.7 million.

     The high level of inventory discussed above will require the Company to continue to borrow up to the maximum amounts available under the revolving credit facility until the inventory described above is sold.

     Because of the net loss experienced by the Company, it was necessary to request a waiver of a violation of a revolving credit facility financial covenant. The lender waived the violation and discussions are taking place to amend future covenants. The Company feels confident the amendments will be completed in the next 60 days.

     The Company expects to receive new orders sufficient to continue HUMMER production at the rate of approximately twenty-five units per day . Failure to receive sufficient orders would have a material adverse impact on the Company's liquidity.

PART II - OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION

          On August 2, 1996, the Company made an Excess Cash Flow Offer to the holders of its 12-7/8% Senior Notes due 2002 to purchase up to $3,442,000 principal amount of such notes at 101% of the principal amount plus accrued interest. This offer expired on August 29, 1996. $1,000,000 of principal amount of Notes were tendered, accepted and paid for.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits

               Exhibit No.                     Description
               -----------                     -----------
                  10.1 Amendment 9 dated June 26, 1996 to Loan and Security Agreement dated as of April 30, 1992 between Congress Financial Corporation and
                             AM General Corporation

                  27         Financial Data Schedule

          (b) Reports on Form 8-K . Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 16, 1996                    AM GENERAL CORPORATION
                                                   Registrant


                                             By
                                               -----------------------
                                                 Paul R. Schuchman
                                               Executive Vice President
                                                and Chief Financial Officer
                                               Duly authorized officer and
                                               principal financial officer