Form 10-K
period 1996-10-31
AM GENERAL CORP
filed 1997-01-29
CIK 946642

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                      OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934]
FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER:  33-93302

                            AM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

                          --------------------------

       DELAWARE                                         35-1852615
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

      105 NORTH NILES AVENUE
       SOUTH BEND, INDIANA                                     46617
(Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (219) 284-2907

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     NONE

          Indicate by check mark whether the registrant; (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          The aggregate market value of the voting stock held by non-affiliates of the registrant is $0. 1,000 shares of the registrant's common stock, par value $.01 per share, is outstanding as of January 29, 1997.

          DOCUMENTS INCORPORATED BY REFERENCE:     NONE.

================================================================================

TABLE OF CONTENTS
================================================================================

PART I                                                                       3

     ITEM 1.  BUSINESS                                                       3

     ITEM 2.  PROPERTIES                                                     9

     ITEM 3.  LEGAL PROCEEDINGS                                             11

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II                                                                     13

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.                                          13

     ITEM 6.  SELECTED FINANCIAL DATA.                                      14

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS  OF OPERATIONS.                         15

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   23

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.                       52

PART III                                                                    53

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.           53

     ITEM 11. EXECUTIVE COMPENSATION.                                       54

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.                                                   56

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.               56

PART IV                                                                     58

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                    58

SIGNATURES                                                                  61

PART I

ITEM 1.  BUSINESS

AM General Corporation and its wholly owned subsidiary, AM General Sales Corporation (collectively, the "Company" or "AM General" ) is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE"(R) or "HUMMER"(R)), which it sells to the US and foreign military services, and to industrial and retail users through its commercial dealer network. Since its inception in 1984, the Company has delivered 120,820 HUMMERs in a variety of configurations to the DoD for use by the US Armed Forces, 20,513 HUMMERs to the military services of 31 foreign countries, and 4,089 Commercial HUMMERs. In fiscal 1996, the Company sold 5,974 HUMMERs. In addition to HUMMERs, the Company also remanufactures and modernizes used military vehicles and markets both technical support services and spare parts.

The Company classifies its operations into five business operations: (i) US and Foreign Military HUMMERs, (ii) Commercial HUMMERs, (iii) Remanufacturing, (iv) Spare Parts Logistics Operations ("SPLO") and (v) Systems Technical Support ("STS"). Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein in which the Company's net sales are summarized by business lines.

The Company recorded a $19.6 million net loss for fiscal 1996. The loss included a special charge during the third quarter associated with the Company's Estimate at Completion ("EAC") for its Extended Service Program ("ESP" program) (the
"EAC Adjustment") as part of its remanufacturing program, a special charge for costs in connection with certain early retirement benefits and lower gross margins on the Commercial HUMMER due to higher sales incentives and an increased rate of accruing for warranty costs. (see MD&A.)

The Company is presently implementing a comprehensive cost reduction plan to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, in February 1997, the Company will reduce its HUMMER production rate from 25 to 16.5 units per day to better match unit production with sales. Moreover, the Company is reducing its salaried workforce by approximately 100 employees and its hourly workforce by 183 employees. Additionally, certain operations and facilities will be consolidated and eliminated, among which could include the Company's Indianapolis Stamping Plant. Management anticipates such cost reductions will be implemented throughout fiscal 1997. (See MD&A.)

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco") which is 95.9% owned by Mr. Ira Leon Rennert, the Chairman and sole director of the Company and Renco, and by trusts established by him for himself and members of his family (but of which he is not a trustee). As a result of such ownership, Mr. Rennert controls the Company. Renco established the Company in 1991.

The Company was incorporated in Delaware in 1991 to effect the acquisition (see
Item 6) and its executive offices are located at 105 North Niles Avenue, South Bend, Indiana 46617, (219) 284-2899.

BUSINESS LINES

Military HUMMER

Since its introduction in 1984, the HUMMER has been sold to the US and foreign militaries pursuant to contracts which have firm fixed prices. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed-price.

The HUMMER has been upgraded since its introduction with improved components and added features. During 1994, the Company developed and produced a new series of HUMMER models known as the A1 Series (the "A1" program) which incorporated an increase in the payload capacity and various other enhancements. After completion of the A1, the Company began development and production of an A2 Series (the "A2" program) under contracts with the DoD including the X001 Contract which is the Company's current contract with the DoD. (See MD&A)

Domestic Sales; Government Contracts. Based upon currently available information from the Tank, Automotive and Armaments Command ("TACOM"), which is an administrative agent for the US Army, management expects that the US Armed Forces will require substantially fewer HUMMERs than were required under prior contracts. However, the Company expects the volume reduction to be partially offset by the significantly higher unit prices received in fiscal 1996 and to be received in fiscal 1997. Due to the lower volumes, the prices of military HUMMERs sold to the US and foreign governments have increased significantly. TACOM has indicated that the US Armed Forces will require HUMMER purchases beyond the year 2000 and currently has no plan to change the HUMMER's mission requirements.

The US Army is investigating the feasibility of upgrading the performance specifications of the HUMMER with respect to Federal Motor Vehicle Safety Standard ("FMVSS") requirements. Such an upgrade would cause a change in the current HUMMER performance specifications beyond those encompassed in the A2 program.

As of October 31, 1996, the Company had a total US military backlog of 268 military HUMMERs compared to 883 at October 31, 1995. This reduction reflects the fact that the annual production required under the existing contract is substantially lower than annual production under prior DoD contracts. (See MD&A).

International Sales. Since November 1986, the Company has sold military HUMMERs to foreign nations, either directly or through the DoD's Foreign Military Sales ("FMS") program. The Company will continue to capitalize on the HUMMER's proven combat performance with the US Armed Forces, the extensive offering of HUMMER configurations and the Company's technical and logistical support services to increase sales to foreign military markets. To date, Taiwan, Saudi Arabia, Mexico, the United Arab Emirates ("UAE") and Kuwait have been the five largest of the Company's 31 international military customers.

The Company sells HUMMERs in various configurations to the military services of foreign nations through its FMS program and its direct sales force and local representatives. The FMS program is part of the US government's security assistance program which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 1996, there were no significant FMS and direct sales backlogs compared with a direct sales backlog of 308 as of October 31, 1995. In fiscal 1996, international military HUMMER sales accounted for approximately 22.9% of total HUMMER unit sales and 18.8% of net sales. Management believes that foreign military services will continue to purchase HUMMERs because they are the only light TWV being purchased in quantity by the US military.

In fiscal 1995, the Company manufactured 768 HUMMERs for a particular customer sponsored by the FMS program. Due to contractual difficulties with TACOM and the specific FMS customer (the "FMS Customer"), there were significant delays in the shipment of these units. As a result, the Company's finished goods inventory was increased beyond normal operating levels. Moreover, such delay resulted in the Company borrowing the maximum amount permitted under its Revolving Credit Facility. In October 1996, 167 of such units were sold to the FMS Customer. Subsequently, the remaining 601 units have been sold to the FMS Customer (See MD&A - Liquidity and Capital Resources).

Commercial HUMMERs

In October 1992, the Company broadened the market for the HUMMER by developing and introducing a commercial version of the HUMMER. The Company's engineering staff has improved and adapted the military HUMMER for industrial and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the Commercial HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. The Company sold 112 Commercial HUMMERs in fiscal 1992, the 576 in fiscal 1993, 756 in fiscal 1994, 1,241 in fiscal 1995 and 1,404 in fiscal 1996 primarily through its network of approximately 72 domestic and international dealerships and distributors. As of October 31, 1996, AM General had a total backlog of 94 Commercial HUMMERs compared to 52 on October 31, 1995. In fiscal 1996, Commercial HUMMER sales accounted for approximately 23.5% of total HUMMER unit sales and 16.3% of net sales.

Commercial HUMMERs are functionally equivalent to the A2 military HUMMER with modifications to comply with FMVSS standards for Class III (gross vehicle weight ("GVW") of 10,000 to 14,000 pounds) trucks and to satisfy commercial customer requirements relating to comfort and convenience. In addition to the standard HUMMER models, Commercial HUMMERs have been configured as fire-fighting and rescue vehicles, ambulances, snow-plowing vehicles; and to carry a variety of equipment and tools such as manlifts and backhoes.

Since February 1995, the Company has issued three recalls regarding design problems with certain mechanical features of the Commercial HUMMER. The total cost to the Company of the three recalls is estimated to be approximately $360,000 of which $191,000 has been incurred as of October 31, 1996. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future commercial HUMMER sales.

The Company currently markets four commercial models of the HUMMER, which include two-passenger and four-passenger hard-tops, a four-door wagon and an open-top sport model with suggested retail prices ranging from $52,000 to $85,000, depending on options. The Company provides customer service, spare parts and warranties to its commercial customers through its dealer network.

The commercial market consists of individuals, government agencies and industrial users located in the US and overseas which require or desire the HUMMER's enhanced off-highway mobility, durability and payload capacity. Targeted customers include businesses engaged in the mining, electric utility, fire and rescue, oil and gas exploration, and heavy construction industries as well as non-DoD government agencies such as the Federal Emergency Management Agency. In addition to state and local fire, police and park service departments.

The Company markets Commercial HUMMERs in the retail and fleet markets through a network of dealers located throughout the US and international distributors primarily in the Middle East, South America and Canada. As of October 31, 1996 the Company had approximately 48 domestic dealerships and 24 international distributors. Management intends to increase its Commercial HUMMER distribution network to approximately 65 domestic dealers and 30 international distributors during fiscal 1997.

To date, the Company has not experienced significant sales in the fleet market. The Company attributes the lack of fleet sales to various issues including unit selling price, lack of maintenance history on the vehicle as well as competitive products available to prospective customers. Given the magnitude of the fleet market potential, management will continue to devote marketing resources to successfully penetrate the fleet market.

REMANUFACTURING

The Company entered the remanufacture and modernization market in September 1993, upon being awarded the contract for the DoD's ESP program. In particular, the contract specifies that the Company rebuild and deliver remanufactured and modernized 2-1/2-ton trucks by disassembling trucks provided by the DoD. The Company has entered into this business in response to the US government's declining defense budget and, as a result thereof, the US government's desire to remanufacture and modernize existing vehicle fleets in lieu of procuring new vehicles. As of October 31, 1996, the Company remanufactured and sold 1,834 units to the DoD. As of October 31, 1996, the US Army had exercised options for 1,005 additional remanufactured trucks which accounts for the increase in the contract value from $154 million which represents 2,483 units to $202 million or 3,488 units. In the US Army's tests, the Company's ESP trucks met or exceeded all requirements and performed comparably to new US Army 2 1/2-ton trucks at a unit price of approximately 30% less than that of a new vehicle.

The Company will pursue additional rebuild opportunities similar to the ESP program where it can act as prime contractor to remanufacture and modernize other aging military vehicles. The Company anticipates that Congress and the DoD will continue to support the rebuild strategy as an economical means to modernize its TWV fleet. In that regard, on November 20, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the Medium Tactical Truck Remanufacture program ("MTTR") for the US Army and Marine Corp. A competitor was awarded a similar contract. These awards are the first phase of a remanufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion. Prototypes are scheduled for delivery for test in August 1997. The Company anticipates the DoD will award the final contract to the manufacturer of its choice in late 1998.

In addition to the MTTR, other rebuild opportunities are expected to include the HUMMER, as well as other Company and non-Company manufactured military vehicles as such vehicles age over the next decade.

SPLO AND STS

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO and STS sales. In fiscal 1996, SPLO and STS accounted for approximately 8.4% and 4.2%, respectively, of net sales.

SPLO provides comprehensive after-market service, training and technical publications for Company products on a worldwide basis. The services include supplying spare parts for vehicles manufactured by the Company and for non-AM General manufactured vehicles, 2-1/2- and 5-ton trucks, commercial buses and others. In addition, the Company provides expert training programs for off-road driving as well as training for vehicle maintenance and repairs.

STS is a full service engineering organization providing comprehensive technical support and engineers to TACOM, with contracts on both wheeled and tracked vehicles, including medium and heavy trucks, the HUMMER, the M1 Abrams tank, and the M9 Armored Combat Earthmover. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

INDUSTRY

Since World War I, the US and foreign military forces have used TWVs for transporting personnel, supplies and equipment in battlefield conditions. The TWV fleet has evolved from numerous body styles and payloads to three basic classifications - light (less than 2-1/2 tons), medium (2-1/2 ton and 5 ton) and heavy (greater than 5 tons). Each of the three fleets serve basic utility functions on the battlefield. Generally, commercial trucks are not suited to military use or military procurement standards.

In the early 1980s, the US Army began its largest peacetime TWV fleet modernization program in history. The escalation in US Army truck requirements can be directly attributed to (i) a transition in the US Armed Forces' basic fighting strategy and (ii) newly established roles for trucks as weapon system platforms and as the transport component of medical, electronics and intelligence systems. The US Armed Forces fighting doctrine has shifted from "forward deployment" (i.e., maintaining large bases worldwide) in the Cold War Era to "force projection" (e.g., the Gulf War) which calls for rapid deployment and forced entry with fast moving main attacks on enemy fronts. As a result of this fighting doctrine, the US Army established two major hardware initiatives for ground attacks emphasizing speed and high mobility-the Bradley fighting vehicle and the M1 Abrams main battle tank. At the time, no military trucks (light, medium or heavy) existed that could match the expected speed and mobility of the Bradley and Abrams vehicles. This led to the development of the design specification for the HUMMER.

The HUMMER is the only light TWV being acquired in quantity by the US Armed Forces. At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army is modernizing its medium TWV fleet by procuring new 2-1/2-ton and 5-ton trucks, and by implementing the ESP program through the Company to refurbish old 2 1/2-ton vehicles.

AM General was the first company to be awarded a major remanufacturing contract by the US Army and is currently the only company rebuilding 2-1/2 ton vehicles for the US Army under its ESP program. The remanufacturing concept has received widespread acceptance in the US Armed Forces and Congress. As such, the US Army and Marine Corp. is sponsoring the MTTR program as discussed above to remanufacture 5-ton and 7-ton trucks. The Company and a competitor were awarded contracts to manufacture prototypes as discussed above for the MTTR contract.

RESEARCH AND DEVELOPMENT

The Company believes that its technical expertise and engineering resources are a competitive advantage which has enabled the Company to successfully procure business contracts with the US government. In addition to its STS operations which are dedicated to TACOM, the Company also maintains an independent research and development ("R&D") department at its Livonia, Michigan facility to conduct R&D activities. As part of its ongoing cost reduction analysis, the Company is investigating reducing certain of its R&D capabilities.

MANUFACTURING PROCESS AND RAW MATERIALS

At the Company's Mishawaka, Indiana facility, HUMMER vehicles are manufactured on a highly automated truck-assembly production line. Sub-assembly of vehicle components and stamping of aluminum and steel vehicle parts are performed at the Company's Indianapolis stamping plant.

In addition to stamped parts from the Indianapolis plant, major vehicle components and parts are sourced from outside vendors and delivered to the Mishawaka facility. Stamped body parts are bonded, painted and treated for corrosion protection either at a body shop located within the Mishawaka facility or at outside vendors. HUMMER chassis frames are assembled and joined with engine components on a chassis assembly line. The addition of all other body parts or trim (steering wheel, seats, windshields, grill, etc.) to the chassis and engine platform as well as painting operations are conducted on separate assembly lines within the facility. All HUMMER vehicles, both military and commercial, undergo testing before delivery to the customer.

Approximately 65% of the Company's cost of manufacturing HUMMER vehicles consists of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. Approximately 23% of the Company's total purchased materials are supplied by various divisions of General Motors Corporation. These materials include engines, transmissions, steering and electronic components. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

COMPETITION

As the sole manufacturer of the HUMMER for the US Armed Forces for more than eleven years, the Company believes that currently it remains the dominant US manufacturer in supplying light TWVs to the DoD and is one of only a few manufacturers on a worldwide basis. Management believes that the HUMMER offers enhanced mobility and dependability at a lower cost than any of its international competitors.

The Company's Commercial HUMMER competes as a highly specialized vehicle within an established, competitive four-wheel drive vehicle marketplace. There are a number of domestic and foreign manufacturers of four-wheel drive vehicles which have recognized models, established distribution, sales, service and warranty administration systems in place. By virtue of its design, the Commercial HUMMER offers off-highway mobility and durability far beyond the capabilities of competing trucks, which are designed primarily for on-highway use. The Company's commercial marketing efforts attempt to demonstrate and exploit this value in order to penetrate the markets for Class II and Class III four-wheel drive trucks.

The domestic and international markets for remanufacturing and modernization services are not fully established. Presently, the Company believes that it has no competition for its 2-1/2-ton ESP program. The Company is in competition with a competitor for the 5-ton and 7-ton MTTR remanufacturing contract to be awarded in late 1998. Competition in SPLO is highly fragmented among a large number of small independent suppliers.

SEASONALITY AND PAYMENT

The Company's business is generally not seasonal. The Company builds military vehicles subject to medium and long term contracts which have firm fixed prices. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed price, normally with a specific delivery schedule. Payments are usually due thirty days after delivery, except in the case of direct international sales, for which payment is received shortly after shipment pursuant to letters of credit opened by the customer in favor of the Company at the time of the placement of the order.

Export sales to unaffiliated customers represents a significant portion of the Company's total net sales. See notes 1(a) and 17 of the notes to Consolidated Financial Statements contained herein.

Payment for sales to Commercial HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either voluntary or mandatory repurchase agreements. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new and unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. At October 31, 1996, the mandatory repurchase agreements covered 109 Commercial HUMMERs with a total value at dealer cost of $6.6 million.

EMPLOYEES

As of October 31, 1996, the Company had 591 salaried employees and 1,146 hourly employees. Of the 1,737 employees, 349 provide general administrative services including legal, finance, human resources, and other corporate functions. All of the Company's hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The Company's labor contract for the Mishawaka HUMMER and SPLO operations expires in September 1998. The Company believes that its relations with employees are satisfactory.

In a cooperative effort between labor and management employees, the Company entered into an ESP labor contract in February 1993 which provided for reduced pay and benefits as well as less restrictive work rules. Subsequently, in May 1996, the Company and the UAW entered into a new nine year labor agreement for the ESP remanufacturing operation. Management believes that this new labor agreement will make the Company more competitive in future remanufacturing opportunities, including the MTTR contract.

The Company is presently implementing a comprehensive cost reduction plan to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company is reducing its salaried worforce by approximately 100 employees and its hourly workforce by 183 employees. Additionally, certain operations and facilities will be consolidated and eliminated, among which could include the Company's Indianapolis Stamping Plant. Management anticipates such cost reductions will be implemented throughout fiscal 1997. (See MD&A).

ITEM 2.  PROPERTIES

The Company operates three manufacturing facilities and five support locations which include its headquarters in South Bend, Indiana, as well as sales, warehouse, training, engineering, and other non-manufacturing operations.

The Company's principal manufacturing facility is the HUMMER plant, situated on approximately 96 acres in Mishawaka. The major tooling and materials handling equipment, assembly lines, robotics and computer controls involved in the manufacture of HUMMER vehicles are located at the Mishawaka facility. The HUMMER facility has a single shift capacity of 100 units per day and is presently operating at 25 units per day. The Company plans to reduce the production rate from 25 to 16.5 units per day effective February 3, 1997. (See MD&A)

The Commercial HUMMER finishing facility is also located in Mishawaka, adjacent to the HUMMER plant. Mishawaka is also the site of a one mile, asphalt-paved test track. Additionally, the Company's SPLO operations are located in Mishawaka at a separate facility.

The Company maintains a dedicated remanufacturing facility in South Bend for its ESP operations. The Company increased capacity at its ESP plant from 5 to 7 remanufactured vehicles per day. The Company is presently operating at 6.2 units per day. The Company also leases a test track in South Bend located near the ESP facility. The Company has recently exercised its option to purchase the test track for a nominal amount.

The Company maintains a separate stamping facility in Indianapolis for aluminum and steel vehicle body parts used in the production of HUMMERs, as well as for sub-assemblies for other vehicles. Presently, the Indianapolis facility which covers nine acres is operating at 50% of its rated capacity.

On January 22, 1997, the Company notified UAW Local #555 officials and the salaried employees at the Indianapolis Stamping and Assembly Plant that, based on current and expected levels of business, it was contemplating closing the Indianapolis plant within the next four to six months. A final decision on the Indianapolis plant closure will be made within the next few weeks. (See MD&A)

The Company's STS and R&D operations are located in Livonia, Michigan which is approximately 28 miles from TACOM's facility. In addition to providing convenience to its primary customer, TACOM, the personnel at the Livonia facility act as a liaison between the Company's management in South Bend and TACOM.

The Company considers its facilities and equipment generally to be in good operating condition. All of the Company's facilities are leased except for the Mishawaka Commercial HUMMER finishing facility, the Mishawaka test track and the Indianapolis stamping facility which the Company owns.

As part of the Company's ongoing cost reduction program, the consolidation and elimination of certain other facilities is being investigated. At this stage, no determination has been made as to the specifics of the cost reduction efforts. (See MD&A)

ITEM 3.  LEGAL PROCEEDINGS

US ARMY PRICING CLAIM

On January 27, 1995, the Company received a final decision from the US Army asserting a claim against the Company for approximately $6.3 million plus interest from January 27, 1995 under the R034 Contract which was entered into in 1983. The claim was increased by $1.7 million in October 1996 to cover option quantities omitted from the original claim.

The US Army asserts that the Company failed to submit accurate, complete, and current cost or pricing data in the pricing of that contract and that such failure increased the negotiated contract price by the amount of the claim. The final decision demanded repayment of that amount within 30 days. The US Army originally asserted a claim for approximately $30 million by an audit report provided to the Company in July 1986. The Company responded in December 1986 denying liability and asserting an exemption from the requirement to submit cost or pricing data. After evaluating the Company's response, the US Army provided a revised audit report in November 1989 lowering the claim to approximately $15 million. The Company responded to the revised audit report resulting in the US Army again lowering its claim to approximately $6.3 million. The US Army then increased its claim by $1.7 million to cover option quantities from its original claim.

Although the parties have held subsequent discussions, they have been unable to resolve the matter. The Company has appealed the US Army's final decision to the Armed Services Board of Contract Appeals (the "Board"). The US Army has agreed to defer collection of the amount claimed until 30 days after final decision by the Board on the Company's appeal. The Company believes the contract was exempt from the requirement to submit cost or pricing data because the contract was awarded on the basis of adequate price competition. Although the US Army admits there were two competing offerors for the contract and further admits that the US Army failed to prepare a price negotiation memorandum as would normally be the case for cost-based negotiations, the US Army has disputed the exemption. The Company also believes it has other defenses and offsets to the US Army's claim and intends to pursue the appeal vigorously.

On December 18, 1995, the Company through its legal counsel filed a motion for summary judgment with respect to the claim. As of January 1997, the Company had not received a response to its Motion for Summary Judgment. The Parties are discussing the possibility of resolving this dispute through an Alternate Dispute Resolution (ADR) procedure wherein the Parties have the dispute decided by an arbitrator(s).

Although the Company believes that it will prevail in the litigation there can be no assurance as to the outcome of such litigation. An adverse decision on the claim could have a material adverse effect on the Company.

DJ-5 LITIGATION

In March 1996, the Company instituted an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York seeking a preliminary and permanent injunction against the prosecution against the Company of three state court actions, in Virginia, Texas and California claiming damages as a result of vehicular accidents allegedly involving DJ-5 postal delivery vehicles. One such action involves a fatality and the other two involve serious personal injuries. The Company has never manufactured or sold DJ-5 vehicles or any parts therefore, and the agreement, approved by the Bankruptcy Court, pursuant to which the Company acquired certain assets and assumed certain liabilities in April 1992 expressly provided that the Company acquired no DJ-5 assets and assumed no DJ-5 liabilities.

On May 1, 1996 the Bankruptcy Court entered a preliminary injunction preliminarily enjoining the prosecution of such actions against the Company. The Company's action for a permanent injunction continues. The plaintiffs in the state court actions have appealed the grant of the preliminary injunction to the US District Court for the Southern District of New York.

PRODUCT RECALL

Since February 1995, the Company has issued three recalls regarding design problems with certain mechanical features of the Commercial HUMMER. The total cost to the Company of the three recalls is estimated to be approximately $360,000 of which $191,000 has been incurred as of October 31, 1996. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future Commercial HUMMER sales.

BREACH OF CONTRACT

On December 30, 1991, Dial Machine & Tool, Inc. filed a complaint in the Starke County Circuit Court alleging breach of Purchase Order Agreements by the Company's predecessor. The plaintiff asserts that it was forced into bankruptcy as the result of the alleged breach. The plaintiff seeks compensatory damages of $744,103 and punitive damages of $10,000,000.

DISCRIMINATION CLAIMS

The Company is involved in various legal proceedings relating to claims of alleged discrimination on the basis of age, race and/or gender, the outcomes of which are not expected to have a material adverse effect on the Company.

GOVERNMENT INVESTIGATION

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

In April 1996, the Company was informed by the Government that the Company is the subject of an investigation seeking to determine whether the predecessor's employees were aware of the subcontractor's nonconformance. No further details were supplied. The Company is cooperating fully with the Government investigation and believes that the discrepancy had no material adverse effect on the operation or serviceability of the vehicles delivered to the Government. The Company was subsequently subpoenaed to furnish documents in connection with the investigation and has complied with the subpoena.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of fiscal 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


There is no established trading market for the Company's common stock. As of January 29, 1997, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 1995 and 1996. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 9 of the Consolidated Financial Statements contained herein.

     ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain summary financial and other data of the Company as of and for the fiscal years ended October 31, 1996, 1995, 1994 and 1993, and the six months ended October 31, 1992, and for the Company's predecessor as of and for the four months ended April 30, 1992. The Company acquired substantially all of the assets of a former AM General Corporation from LTV, Inc. ("LTV") on April 30, 1992 (the "Acquisition"). Financial data as of and for the four months ended April 30, 1992 are for period during which the former company was a subsidiary of LTV and therefor are not comparable in certain respects to the financial data for subsequent periods during which the Company has been a subsidiary of Renco. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.

                                             Predecessor                          Company
                                             Company (a)
                                           -------------- ------------------------------------------------------
                                             Four Months   Six Months
                                                Ended        Ended                      Year Ended
                                              April 30,    October 31,                  October 31,
                                           -------------- -------------  ---------------------------------------
                                               1992            1992         1993       1994      1995       1996
(dollars in millions)
Statement of Operations Data
Net Sales                                     $179.8        $237.6        $572.9      $454.4    $411.7     $462.4
Gross Profit (b)                                25.6          32.5          76.4        65.4      56.0       39.7
Depreciation and Amortization                    1.8           8.1          17.7        15.1      15.8       16.8
Selling, General and Administrative
 Expenses                                       12.5          17.5          37.4        38.5      36.3       37.3
Operating Income (Loss) (c)                       11           6.9          20.3        11.6       3.8      (14.4)
Interest Expense, Net                              -           6.1          10.4         8.2      10.7       13.9
Income Tax Expense (Benefit)                       -           1.2           4.1         3.0      (0.4)      (8.7)
Income (Loss) before Extraordinary Item           11          -0.4           5.8         0.4      (6.5)     (19.6)
Extraordinary Item, net of Income
 Taxes of $1.75                                    -             -             -           -       3.0          -
Net Income (Loss)                             $ 11.0         ($0.4)       $  5.8      $  0.4     ($3.5)     (19.6)

Balance Sheet Data
Working Capital                               $109.9        $ 25.4        $ 16.7      $  2.5    $ 98.1     $ 87.9
Property Plant and Equipment, net               22.7          70.2          66.5        64.6      62.8       56.5
Total Assets                                     252         324.2         301.4       295.5     372.7      373.2
LTV Creditor Trust Obligations                     -          51.2          46.6        43.3         -          -
Total Debt (d)                                   0.5         108.6          71.2        51.4     126.9      126.9
LTV Creditor Trust Stock (e)                       -           4.4           5.3         6.4         -          -
Stockholders Equity (Deficit)                 $  6.6        $  8.6        $ 12.4      $ 13.2    $  3.6      (16.0)

(a) Prior to the Acquisition, the Company's predecessor operated as a subsidiary of LTV.
(b) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).
(c) Operating Income represents earnings before interest and provision (benefit) for income taxes.
(d) Total Debt includes the Revolving Credit Facility, the discounted value of the LTV Creditor Trust Obligations, Senior Notes issued at acquisition and the 12 7/8% Senior Notes due 2002 issued in April 1995 (the "Refinancing"). For the six months ended October 31, 1992, Total Debt includes a note of $4,950 paid to LTV on April 30, 1993. See the Company's audited consolidated financial statements and related notes thereto included elsewhere herein.
(e) Represents a put obligation of the Company to repurchase the LTV Creditor Trust Stock which was purchased in the Refinancing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General is the largest supplier of light tactical wheeled vehicles for the DoD. The Company is the original designer and sole manufacturer of the HUMMER. The Company also sells HUMMERs to foreign military services through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network.

From 1990 through October 31, 1996, AM General sold 49,196 HUMMERs under its A1 Series program with the DoD. All production under that contract was completed by April 30, 1996 at which time 768 vehicles produced for the FMS Customer remained in finished inventory. In the fourth quarter of fiscal 1996, 167 of the vehicles were sold to the FMS Customer and the balance of 601 vehicles were sold in January 1997.

From November 1, 1993 through May 7, 1995, the Company's HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995, the Company reduced its HUMMER production rate to 25 units per day due to lower US and international military demand. On February 3, 1997, the Company will further reduce its HUMMER production rate from 25 to 16.5 units per day due to continued lower international demand.

The Company began producing the latest generation of military HUMMERs, the A2 series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 HUMMERs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMMERs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through December 1996, a total of 4,256 vehicles have been ordered on the X001 Contract. The FY97 Defense Bill currently contains the necessary funding for the second year of this contract.

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

In September 1993, the Company was awarded the ESP Contract, the first multi-year contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of October 31, 1996, a total of 1,834 trucks have been remanufactured and sold to the US government. As of October 31, 1996, the US Army had exercised options for 1,005 additional remanufactured trucks which accounts for the increase in the contract value from $154 million which represents 2,483 units to $202 million which represents 3,488 units.

The Company accounts for the ESP Contract on the EAC basis which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the MTTR program for the US Army and Marine Corp. A competitor was awarded a similar contract. These awards are the first phase of a remanufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion. Prototypes are scheduled for delivery for test in August 1997. The Company believes the DoD will award the final contract to the manufacturer of its choice in late 1998.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1996") COMPARED WITH TWELVE MONTHS ENDED OCTOBER 31, 1995 ("FISCAL 1995")

                       AM General Corporation and Subsidiary
              Table of Net Revenues and HUMMER Unit Sales Information
                    (in millions, except unit information)

                                         Fiscal Year Ended
                                            October 31,
                                       ------------------------                  %
                                         1995          1996         Change     Change
                                       ------------   ---------  ----------   --------
Net Sales
HUMMERs
   US Military                         $      155.1       169.9        14.8       9.5%
   International (1)                           86.6        87.2         0.6       0.7
   Commercial                                  62.5        75.6        13.1      21.0
                                       ------------   ---------      -------
      Total HUMMERs                           304.3       332.7        28.4       9.3

ESP                                            33.2        71.3        38.1     114.8
SPLO                                           49.8        39.0       (10.8)    -21.7
STS                                            24.5        19.4        (5.1)    -20.8
                                        ------------   ---------     -------
      Total Net Sales                  $      411.7       462.4        50.7      12.3
                                       ============   =========      =======


HUMMER Unit Sales
   US Military                                4,196       3,200        (996)    -23.7
   International (1)                          2,078       1,370        (708)    -34.1
   Commercial                                 1,241       1,404         163      13.1
                                        ------------   ---------     -------
      Total HUMMERs                           7,515       5,974      (1,541)    -20.5
                                       ============   =========      =======

HUMMER Average Unit Selling Prices
   US Military                         $     36,964      53,094      16,130      43.6
   International (1)                         41,675      63,650      21,975      52.7
   Commercial                                50,363      53,846       3,484       6.9
      Total HUMMERs                          40,492      55,691      15,199      37.5

(1) Includes FMS and Direct International Sales

NET SALES

The increase in net sales was due primarily to the increase in ESP, US Military and Commercial HUMMER sales which were partially offset by lower SPLO sales and STS sales. Direct International sales were essentially unchanged. The increase in ESP sales is attributed to the increased level of production and sales during fiscal 1996 as compared to fiscal 1995 when the program was emerging from a start up mode. During fiscal 1996, the Company sold 1,248 remanufactured units compared to 579 units during fiscal 1995.

The increase in US Military HUMMER sales is primarily attributed to the higher unit selling prices for A2 HUMMERs which the Company began selling in the fourth quarter of 1995. The increase in Commercial HUMMER sales is attributed to price increases and the Company's continued marketing and dealer development efforts which resulted in an increase in the number of units sold.

The unchanged direct International HUMMER military sales is primarily attributed to the continued low level of demand by foreign countries. The reduction in SPLO sales is directly attributed to a large international delivery during fiscal 1995 and the present low level of direct International HUMMER sales. Direct International vehicle contracts generally contain concurrent provisions for spare parts. The decline in STS sales is primarily attributed to higher than normal sales during fiscal 1995.

AVERAGE HUMMER UNIT SELLING PRICES

Average HUMMER unit selling prices for all HUMMERs increased 37.5% from fiscal 1995 primarily due to a significant increase in the average selling price for US Military and International units. Average HUMMER unit selling prices for the US Military increased 43.6% over fiscal 1995 due primarily to higher negotiated selling prices for the X001 Contract. The higher average unit selling prices are attributed to directed changes by the US Military and TACOM for the A2 model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during fiscal 1996 included the higher priced Expanded Capacity Vehicle ("ECV") HUMMER variants. Average HUMMER unit selling prices for international sales increased 52.7% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 6.9% primarily due to the availability of additional options and a 2.5% increase in selling prices late in the 1995 model year followed by a 2.5% increase for the 1996 model year. Both 1995 and 1996 models were sold during fiscal 1996.

GROSS PROFIT

Gross profit was $39.7 million for fiscal 1996, a decrease of $16.3 million or 29.1% from gross profit of $56.0 million for fiscal 1995. The Company's gross profit margin declined from 13.6% for fiscal 1995 to 8.6% for fiscal 1996. The decrease includes the EAC Adjustment, early retirement termination costs, and lower gross margins on Commercial HUMMER sales due to higher warranty costs and increased sales incentives.

The $7.6 million EAC Adjustment is due primarily to three factors: the exercise of options for lower price vehicles, higher than projected manufacturing costs, and the impact of the foregoing on internal cost allocations. The Company allocates certain overhead costs to contracts based on, among other things, direct labor. This has resulted in higher than anticipated allocations to the ESP contracts due to the higher manufacturing costs required to produce the vehicles now included in the EAC and, accordingly, lower allocation of these overhead costs to other programs such as military and commercial HUMMERs. The EAC Adjustment recorded reflects the cumulative cost to date and the estimate of future costs, including those relating to the option vehicles.

In connection with modifications in its labor agreement the Company offered special retirement benefits to certain hourly employees who met specific service requirements. The Company recorded a special charge of $3.2 million to reflect the enhanced special termination benefits for pension and health care related costs.

During fiscal 1996 the Company increased the rate of accruing for warranty costs. Also, the Company incurred higher sales incentive costs in connection with its Commercial HUMMER marketing efforts.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $16.8 million for fiscal 1996, an increase of $1.0 million or 6.3% over depreciation and amortization expense of $15.8 million for fiscal 1995. The increase was primarily due to higher depreciation associated with recent capital additions and higher tooling amortization associated with the increase in ESP production.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $37.3 million for fiscal 1996, an increase of $1.0 million or 2.8% from SG&A expense of $36.3 million for fiscal 1995. The increase was primarily due to higher professional service and legal costs.

INTEREST INCOME AND EXPENSE

Interest expense for fiscal 1996 was $16.5 million, an increase of $4.1 million or 33% from interest expense of $12.4 million for fiscal 1995. Average debt outstanding for fiscal 1996 was $128.6 million at a weighted average interest rate of 12.8%. Average debt outstanding for fiscal 1995 was $99.4 million at a weighted average interest rate of 12.45%. The increase in average debt outstanding is primarily due to the Company's use of cash to fund the net loss, the increase in accounts receivable and the continued high level of inventory, a substantial portion of which was produced in fiscal 1995 for the FMS Customer. (see "-Liquidity and Capital Resources"). Interest income increased by $.9 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $8.7 million for fiscal 1996, an increase of $8.3 million from an income tax benefit of $.4 million for fiscal 1995. The increase in income tax benefit was due to the reduction of taxable income primarily attributed to the lower operating income as discussed above.

EXTRAORDINARY ITEM

The Company recorded a $3.0 million extraordinary gain during fiscal 1995 in connection with the early retirement of debt with the proceeds from the 12-7/8% Senior Notes offering. The gain is net of all related expenses including Federal and State income taxes. There was no extraordinary item during fiscal 1996.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 1995 ("FISCAL 1995") COMPARED WITH TWELVE MONTHS ENDED OCTOBER 31, 1994 ("FISCAL 1994")

                       AM General Corporation and Subsidiary
              Table of Net Revenues and HUMMER Unit Sales Information
                      ( in millions, except unit information)


                                        Fiscal Year Ended
                                          October 31,
                                        -----------------            %
                                         1994     1995    Change   Change
                                        -------   -----   ------   ------
Net Sales
HUMMERs
   US Military                          $ 254.2   155.1   (99.1)   -39.0
   International (1)                      106.1    86.6   (19.5)   -18.4
   Commercial                              36.7    62.5    25.8     70.3
                                        -------   -----   ------
      Total HUMMERs                       397.0   304.3   (92.7)   -23.4

ESP                                         0.7    33.2    32.5   4642.9
SPLO                                       35.2    49.8    14.6     41.5
STS                                        21.5    24.5     3.0     14.0
                                        -------   -----   ------
      Total Net Sales                   $ 454.4   411.7   (42.7)    -9.4

HUMMER Unit Sales
   US Military                            8,060   4,196  (3,864)   -47.9
   International (1)                      2,491   2,078    (413)   -16.6
   Commercial                               756   1,241     485     64.2
                                        -------   -----   ------
      Total HUMMERs                      11,307   7,515  (3,792)   -33.5

HUMMER Average Unit Selling Prices
   US Military                          $31,538  36,964   5,425     17.2
   International (1)                     42,593  41,675    (919)    -2.2
   Commercial                            48,545  50,363   1,818      3.7
      Total HUMMERs                      35,111  40,492   5,381     15.3

(1) Includes FMS and Direct International Sales

Net Sales

The decline in net sales was due primarily to the lower production and sales of military HUMMERs as a result of the substantial completion of production under the C0998 Contract and the lower requirements of the R021 Contract. Additionally, HUMMERs produced for the FMS Customer and one large direct international sale during the third and fourth quarters which require the completion of FMS sales contracts and further processing remained in the Company's inventory at year end. Partially offsetting the decline in military HUMMER sales was an increase in Commercial HUMMER sales due to the Company's continued marketing efforts and the development of its Commercial Dealer network.

The overall decrease in HUMMER net sales was partially offset by sales increases in ESP, SPLO and STS. During fiscal 1995, the Company sold 579 remanufactured units compared to 9 units during fiscal 1994. The increase in SPLO sales was primarily due to higher US Military sales.

Average HUMMER Unit Selling Prices

During fiscal 1995, average HUMMER unit selling prices for all HUMMERs increased 15.3% from fiscal 1994 primarily due to a significant increase in average selling prices for US Military HUMMERs under the Company's new R021 Contract. Similar price increases have been obtained in the multi-year requirements Contract, X001. Commercial HUMMER average unit selling prices increased 3.7% primarily due to price increases in the third quarter of 1995 and price discounts offered toward the end of fiscal 1994.

Gross Profit

Gross profit was $56.0 million for fiscal 1995, a decrease of $9.4 million or 14.4% from gross profit of $65.4 million for fiscal 1994. The decline was primarily due to lower US Military and International HUMMER sales. Gross profit margin declined from 14.4% in fiscal 1994 to 13.6% in fiscal 1995 due to a lesser proportion of military HUMMERs and higher HUMMER unit costs in the 1995 period.

Depreciation and Amortization

Depreciation and amortization expense was $15.8 million for fiscal 1995, an increase of $.7 million or 4.5% over depreciation and amortization expense of $15.1 million for fiscal 1994. This increase was primarily due to recent capital expenditures.

Selling, General and Administrative

SG&A expense was $36.3 million for fiscal 1995, a decrease of $2.2 million or 5.7% from SG&A expense of $38.5 million for fiscal 1994. The decrease in expense was primarily due to lower engineering expenses and the impact of the Company's SG&A cost reductions, offset by higher Commercial selling expenses.

Interest Income and Expense

Interest expense for fiscal 1995 was $12.4 million, an increase of $ 3.8 million or 44.1% from interest expense of $8.6 million for fiscal 1994. Average debt outstanding for fiscal 1995 was $99.4 million at a weighted average interest rate of 12.45%. Average debt outstanding for fiscal 1994 was $80.7 million at a weighted average interest rate of 10.7%. The increase in average debt outstanding is primarily due to the increase in inventory in connection with the finished goods inventory for the FMS Customer and inventory held for an extended time period before delivery to a direct international customer. (see "-Liquidity and Capital Resources"). Interest income increased by $1.3 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was a credit of $.4 million for fiscal 1995, a decrease of $3.4 million from income tax expense of $3.0 million for fiscal 1994. The decrease in income tax expense was primarily due to the reduction of operating income.

EXTRAORDINARY ITEM

The Company recorded a $3.0 million extraordinary gain during fiscal 1995 in connection with the early retirement of debt with the proceeds from the 12-7/8% Senior Notes offering. The gain is net of all related expenses including Federal and state income taxes. There was no extraordinary item during fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its Revolving Credit Facility.

Cash provided by operating activities was $10.0 million for fiscal 1996 compared to a deficit of $43.7 million in fiscal 1995. The key factors affecting cash flow from operating activities were changes in operating results and working capital requirements. The primary sources of cash flow in fiscal 1995 and fiscal 1996 resulted from non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses, as well as an increase in accounts payable and other accrued expenses. Cash flow provided from operations was partially offset by increases in accounts receivables and inventory, as well as funding the Company's net loss.

Accounts receivable levels at the end of fiscal 1996 and fiscal 1995 were higher than normal due to higher than normal sales in the latter part of each year. Such increase also reflects slower than usual disbursements from the US government payment office.

Inventory levels remained high due to the continued delay in shipment of 601 HUMMERs built for the FMS Customer. Subsequent to the fiscal 1996 year end, these units were shipped in the first quarter of fiscal 1997, thus reducing inventory levels. The higher level of inventory has required the Company to borrow up to the maximum amount available under the Revolving Credit Facility. In addition, the Company has delayed payment to certain vendors. The Company's liquidity has significantly improved due to the sale, the cash receipt of which was received on January 29, 1997.

For fiscal 1996, the Company spent $5.2 million on capital expenditures primarily for tooling for vehicle production, as compared to $8.1 million for fiscal 1995. The Company expects total capital expenditures in fiscal 1997 to be approximately $4.9 million to be funded from operating cash flow and availability under the Revolving Credit Facility.

Management has developed a plan to improve the Company's operating results and financial liquidity. The plan will include a reduction in the HUMMER production rate on its manufacturing line, as well as a significant reduction in corporate overhead costs. Specifically, the HUMMER line rate will be reduced from 25 to
16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers. As of the end of fiscal 1996, the Company has no significant orders for direct international customers. The Company does not anticipate any further reductions in the HUMMER line rate for fiscal 1997. In the fourth quarter of fiscal 1996, the Company increased the production rate on its ESP manufacturing line from 5 units per day to 6.2 units per day.

The Company is presently implementing a comprehensive cost reduction plan to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company is reducing its salaried worforce by approximately 100 employees and its hourly workforce by 183 employees. Additionally, certain operations and facilities will be consolidated and eliminated, among which could include the Company's Indianapolis Stamping Plant. Management anticipates such cost reductions will be implemented throughout fiscal 1997.

Management anticipates that cash flow from operations as impacted by the reduced HUMMER line rate and overhead structure, as well as availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on April 30, 1998. As of October 31, 1996, the Company had borrowings of $52.7 million outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains numerous covenants and prohibitions that will impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. Because of the net loss experienced by the Company, the Revolving Credit Facility has been amended to reduce certain financial covenants so that the Company was in compliance with the amended covenants at October 31, 1996. The Indenture governing the outstanding Senior Notes also imposes limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

INFLATION AND SEASONALITY

In general, the Company's cost of sales and SG&A expenses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes that since April 1992, such effects have not been material to the Company.

The Company's business generally is not seasonal except for a scheduled two week plant closure during July to accommodate annual maintenance requirements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Statement is applicable to all entities, both public and private, and is effective for fiscal years beginning after December 15, 1995. The Statement provides guidelines for recognition of impairment losses related to long-lived assets and certain intangibles and related goodwill for (1) assets to be held and used and
(2) assets to be disposed of.

The Company will adopt SFAS 121 in accordance with the Statement's effective date. Adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


AM GENERAL CORPORATION AND SUBSIDIARY


Index To Financial Statements
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

Consolidated Statements of Operations for the years ended
  October 31, 1994, 1995 and 1996....................................       24
Consolidated Balance Sheets as of October 31, 1995 and 1996..........       25
Consolidated Statements of Stockholder's Equity for the years ended
  October 31, 1994, 1995 and 1996....................................       26
Consolidated Statements of Cash Flows for the years ended
  October 31, 1994, 1995 and 1996....................................       27
Notes to Consolidated Financial Statements...........................  28 through 50
Independent Auditors' Report.........................................       51

AM GENERAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Dollar amounts in thousands)

                                                                Year ended October 31
                                                                ---------------------
                                                               1994       1995      1996
-----------------------------------------------------------------------------------------
Net sales                                                    $454,363   411,683   462,406
-----------------------------------------------------------------------------------------

Cost and expenses:
  Cost of sales                                               388,922   355,724   419,476
  Depreciation and amortization                                15,125    15,811    16,609
  Selling, general, and administrative expenses                38,502    36,253    37,256
  Loss on sale of equipment                                       178       102       255
  Special termination benefits                                     -         -      3,246
-----------------------------------------------------------------------------------------

Income (loss) before interest, income taxes and
  extraordinary item                                           11,636     3,793   (14,436)
Interest income                                                   405     1,707     2,596
Interest expense                                               (8,625)  (12,370)  (16,454)
-----------------------------------------------------------------------------------------

Income (loss) before income taxes and extraordinary item        3,416    (6,870)  (28,294)

Income tax expense (benefit)                                    3,015      (435)   (8,683)
-----------------------------------------------------------------------------------------

Income (loss) before extraordinary item                           401    (6,435)  (19,611)

Extraordinary item, net of income taxes                            -      2,965        -
-----------------------------------------------------------------------------------------

Net income (loss)                                            $    401    (3,470)  (19,611)
=========================================================================================

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Dollar amounts in thousands, except share information)


                                                                         October 31
                                                                         ----------
               ASSETS                                                  1995       1996
---------------------------------------------------------------------------------------
Current assets:
  Cash                                                               $  1,140     5,867
  Accounts receivable, net                                             52,688    57,126
  Inventories                                                         123,359   121,710
  Prepaid expenses                                                      1,648     1,675
  Income taxes receivable                                               3,360        --
  Deferred income taxes                                                 1,341     3,455
---------------------------------------------------------------------------------------
Total current assets                                                  183,536   189,833

Income taxes receivable                                                    --     4,023
Property, plant, and equipment, net                                    62,762    56,463
Deferred income taxes                                                  14,327    20,488
Goodwill, net                                                          92,157    87,871
Other assets                                                           19,900    14,504
---------------------------------------------------------------------------------------
                                                                     $372,682   373,182
---------------------------------------------------------------------------------------

                  LIABILITIES AND STOCKHOLDER'S EQUITY
---------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                     58,196    59,212
  Accrued expenses                                                     27,249    42,714
---------------------------------------------------------------------------------------
Total current liabilities                                              85,445   101,926

Long-term debt                                                        126,947   126,865
Postretirement benefits other than pensions, noncurrent portion       145,483   150,134
Other liabilities, noncurrent portion                                  11,240    10,219
---------------------------------------------------------------------------------------
Total liabilities                                                     369,115   389,144
---------------------------------------------------------------------------------------
Stockholder's equity (deficit):
  8% cumulative preferred stock, $1,000 par value.  Authorized
    10,000 shares; issued and outstanding 5,000 shares                  5,000     5,000
  Common stock, $.01 par value.  Authorized 1,000 shares; issued
    and outstanding 900 shares                                             --        --
  Paid-in capital                                                       1,000     1,000
  Minimum pension liability                                               (82)       --
  Accumulated deficit                                                  (2,351)  (21,962)
----------------------------------------------------------------------------------------
Total stockholder's equity (deficit)                                    3,567   (15,962)

Commitments and contingencies (notes 7 and 15)
----------------------------------------------------------------------------------------
                                                                     $372,682   373,182
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity
(Dollar amounts in thousands)

                                                                                              Total
                                        8%                                       Retained     stock-
                                    cumulative                       Minimum      earnings    holder's
                                    preferred    Common   Paid-in    pension    (accumulated  equity
                                      stock       stock   capital   liability     deficit)   (deficit)
------------------------------------------------------------------------------------------------------
Balance at October 31, 1993           $ 9,000       --     1,000     (1,650)       4,095      12,445

Net income                                --        --       --         --           401         401

Minimum pension                           --        --       --       1,410          --        1,410

Obligation for put accretion              --        --       --         --        (1,061)     (1,061)
------------------------------------------------------------------------------------------------------
Balance at October 31, 1994             9,000      --     1,000       (240)       3,435      13,195

Net loss                                  --        --       --         --        (3,470)     (3,470)

Dividends                                 --        --       --         --        (2,160)     (2,160)

Minimum pension                           --        --       --         158          --          158

Obligation for put accretion              --        --       --         --          (156)       (156)

Purchase of 100 shares of common
 stock                                    --        --       --         --           --          --

Retirement of 4,000 shares of
 preferred stock                        (4,000)     --       --         --           --       (4,000)
------------------------------------------------------------------------------------------------------
Balance at October 31, 1995              5,000      --     1,000        (82)      (2,351)      3,567

Net loss                                  --        --       --          --      (19,611)    (19,611)

Minimum pension                           --        --       --          82          --           82
------------------------------------------------------------------------------------------------------
Balance at October 31, 1996            $ 5,000      --     1,000         --      (21,962)    (15,962)
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flow
(Dollar amounts in thousands)


                                                                    Year ended October 31
                                                                    ---------------------
                                                                   1994       1995     1996
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities (note 19)    $ 32,208   (47,721)  10,081
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of equipment                                       6        --        6
  Capital expenditures                                             (8,127)   (8,101)  (5,216)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                              (8,121)   (8,101)  (5,210)

Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement      (12,008)   43,712      856
  Proceeds from issuance of senior note, net of expenses               --    69,275       --
  Purchase of common stock and related put obligation                  --    (6,522)      --
  Repayment of LTV Creditors Trust obligations                     (6,782)  (29,657)      --
  Principal payments on 12-7/8% senior notes                           --        --   (1,000)
  Principal payments on senior note                                (4,500)       --       --
  Principal payments on closing note                                   --   (15,198)      --
  Dividends paid                                                       --    (2,160)      --
  Retirement of preferred stock                                        --    (4,000)      --
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               (23,290)   55,450     (144)
--------------------------------------------------------------------------------------------
Net change in cash                                                    797      (372)   4,727
Cash and cash equivalents at beginning of year                        715     1,512    1,140
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $  1,512     1,140    5,867
--------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
  Interest paid                                                     4,022    12,350   10,553
  Taxes paid                                                        1,409        --      474
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

(1)  Summary of Significant Accouning Policies and Practices

     (a) Description of Business

     The primary business of AM General Corporation (the Company) is to manufacture Hummer(R) vehicles, in two plants located in Indiana. Currently, the Company is manufacturing Hummer(R) vehicles for the Department of Defense (DoD) under a multiple year requirements contract extending through October 31, 2000 (with funds appropriated through September 1997). Such vehicles are enhanced from the previous Hummer(R) contract and carry a higher per unit sales price. The Company also sells Hummer(R) vehicles and parts to friendly foreign nations through the Department of Defense or on a direct basis. AM General Sales Corporation, a wholly-owned subsidiary of the Company, sells Hummer(R) vehicles to the general public through its network of 48 domestic dealers and 24 international distributors at OctoberE31, 1996. Currently, the Company is refurbishing two and one-half ton trucks under a contract, the Extended Service Program (ESP), with the Department of Defense extending through March 1998. (See also note 17).

     The mix of sales for each of the years in the three year period ended October 31, 1996 is as indicated in the following analysis:

                                               October 31
                                               ----------
                                        1994         1995   1996
-------------------------------------------------------------------------------
     Hummer(R) vehicles:
       DoD                               56%          38%    37%
       FMS (foreign military sales)       8            8     12
       International direct              16           13      7
       Commercial                         8           15     16
     ESP                                  -            9     16
     Service parts and other             12           17     12
-------------------------------------------------------------------------------

     Prior to April 27, 1995, all of the preferred and 90% of the Company's common stock was owned by The Renco Group, Inc. The remaining 10% of the common stock was beneficially owned by LTV Aerospace Creditors Liquidating Trust (the Trust) as assignees of LTV Aerospace and Defense Company (LTV) the parent company from whom the business was acquired in 1992. As part of a refinancing discussed further in note 2, this remaining common stock including the related put option was purchased from the Trust, so that after April 27, 1995 all of the Company's common and preferred stock is owned by The Renco Group, Inc.

     (b)  Principles of Consolidation

     The consolidated financial statements include the financial statements of AM General Corporation and its wholly-owned subsidiary, AM General Sales Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (d)  Inventories

     Inventories, other than inventoried costs related to the ESP contract, are stated at the lower of standard cost or market. Standard cost approximates first-in, first-out cost.

     Inventoried costs relating to the ESP contract are stated at the actual production cost, including factory overhead, incurred to date reduced by amounts identified with revenue recognized on units delivered. General and administrative costs are not included in inventories applicable to the ESP contract. The costs attributed to units delivered under the ESP contract are based on the estimated average cost of all units expected to be produced. The Company's estimates of total contract costs are reviewed periodically, however, the amounts the Company will ultimately realize could differ from the amounts at October 31, 1996.

     (e)  Property, Plant and Equipment

     Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets commencing in the year subsequent to acquisition. Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the assets using the straight-line method.

     (f)  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer(R) and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $10,715, $15,002 and $19,289 at October 31, 1994, 1995,
     and 1996, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g)  Other Assests

     The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 6) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

     (H)  ACCOUNTS PAYABLE

     The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $7,611 and $6,641 at October 31, 1995 and 1996, respectively.

     (I)  REVENUE RECOGNITION

     Revenue under U.S. Government and foreign military fixed-price production contracts relating to the sale of Hummer(R) vehicles is recorded when specific contract terms are fulfilled and title passes by either delivery or acceptance, with cost of sales recognized based upon actual unit cost. Revenue under sales of commercial Hummer(R) vehicles is recorded when vehicles are shipped and title passes to dealers.

     Revenue under cost-reimbursement contracts is recorded as costs are incurred and includes estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time when realization is probable and the amounts can be reasonably determined. Estimated losses on long-term contracts are recorded when identified.

     Sales and related cost of sales applicable to the fixed-price, ESP contract are recognized as specific contract terms are fulfilled under the percentage-of-completion method, measured on a units produced basis. See also footnote 1(d).

     (J)  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Research and development costs amounted to $8,736, $5,594 and $5,643 for the years ended October 31, 1994, 1995 and 1996, respectively.

     (K)  INCOME TAXES

     The Company and its subsidiary are included in the consolidated Federal income tax return of The Renco Group, Inc. (the Parent). Federal income taxes are provided on a separate company basis and remitted to the Parent in accordance with the tax sharing agreement between the Company and its Parent. Under the tax sharing agreement with The Renco Group, Inc., the Company will not benefit from any net operating loss carryforwards unless the net operating loss carryforward is generated by temporary differences for Federal income tax purposes.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted Federal and state tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (L)  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company has defined benefit pension plans covering substantially all of its employees. Benefits for salaried employees are accumulated each year at 1-1/2% of the participant's base salary for that year, up to the social security integration base plus 2-1/4% of any base salary in excess of the social security integration base for that same year. Benefits for hourly employees are based on a negotiated rate per years of service. The Company's policy is to fund the maximum amount allowable under the government cost accounting standards.

     The Company has defined contribution 401(k) savings plans for all nonunion salaried employees and substantially all hourly employees.

     The Company has a welfare benefit plan which covers substantially all hourly paid employees. The plan provides benefits to employees while on layoffs or when working less than 40 compensated or available hours as defined by this plan. This plan provides for integration with state unemployment compensation programs.

     The Company sponsors defined benefit health care plans for substantially all retirees and employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

     (M)  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (N)  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company intends to adopt the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on November 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

     (2)  REFINANCING

     On April 27, 1995, the Company issued $75,500 of Senior Notes due 2002. Proceeds were used as follows:

-------------------------------------------------------------------------------

     Debt expenses                                                 $ 5,851
     Debt discount                                                     402
     Reduction in the revolving line-of-credit                      16,141
     Retire adjustment note, profit participation agreement
       and noncompete covenant                                      40,424
     Acquire common stock and related put obligation                 6,522
     Payment of cumulative preferred stock dividends                 2,160
     Redemption of 4,000 shares of preferred stock                   4,000
-------------------------------------------------------------------------------

                                                                   $75,500
===============================================================================

     The early retirement of the adjustment note, profit participation agreement and noncompete covenant at a discount resulted in an extraordinary gain of $4,715 which is included in the results of operations for the year ended October 31, 1995, net of the related tax effect of $1,750.

(3)  Accounts Receivable

     Components of accounts receivable are as follows:


                                                                October 31
                                                                ----------
                                                               1995     1996
-----------------------------------------------------------------------------

     Receivables from the U. S. Government under
       long-term contracts:
         Amounts billed or billable                          $31,278   37,365
         Recoverable costs accrued - not billed                5,830    4,662
         Unrecovered costs subject to future negotiation       2,707    4,694
       Commercial customers - amounts billed:
         Foreign                                               4,238    4,666
         Dealers                                               3,082    2,432
         Service parts                                           285       31
       Other receivables                                       5,854    3,674
-----------------------------------------------------------------------------
                                                              53,274   57,524
       Less allowance for doubtful accounts                     (586)    (398)
-----------------------------------------------------------------------------
                                                             $52,688   57,126
-----------------------------------------------------------------------------

       Recoverable costs accrued - not billed - were comprised principally of revenue amounts recognized on deliveries under contracts which were not billable at the balance sheet date due to the timing provisions under the related contracts.

       Unrecovered costs subject to future negotiation primarily includes revenues recognized on contracts under which changes were directed by customers. Prices for these changes and for other related contract claims are currently being negotiated with the customers.

       Substantially all billed and unbilled receivables are expected to be collected within the next 12 months.

(4)  INVENTORIES

     Inventories consist of the following:

                                                             October 31
                                                             ----------
                                                           1995      1996
---------------------------------------------------------------------------
     Finished goods                                      $ 67,710    73,128
     Service parts                                         12,077    14,784
     Extended Service Program:
       Inventory costs net of amounts attributed to
         revenues recognized to date                       10,072     3,748
       Progress billings                                       -         -
     Raw materials, supplies, and work in progress         36,999    33,752
---------------------------------------------------------------------------
                                                          126,858   125,412

     Less allowance for inventory obsolescence             (3,499)   (3,702)
---------------------------------------------------------------------------

                                                         $123,359   121,710
===========================================================================

     Finished goods inventory includes approximately $38,000 and $22,000 at October 31, 1995 and 1996, respectively, of military Hummers(R) produced for two friendly foreign nations. The sale of these vehicles has been subject to various delays; however, management currently believes the sales of these vehicles will be completed in the first quarter of fiscal 1997. The increase in finished goods inventory resulted in the use of all available funds on the Company's revolving line-of-credit (see note 9).

     Inventory costs related to the Extended Service Program consists of:

                                                              October 31
                                                              ----------
                                                            1995     1996
---------------------------------------------------------------------------
     Production costs of goods currently in process       $ 5,366     3,748
     Excess of production cost of delivered units over
       the estimated average cost of all units expected
       to be produced                                       4,706        -
---------------------------------------------------------------------------

                                                          $10,072     3,748
===========================================================================

     As discussed in footnote 1(d), costs attributed to units delivered under the ESP contract are based on the average cost of all units expected to be produced. During fiscal 1996, estimates of total contract costs were increased because of the exercise of option vehicles by the Department of Defense, a revised labor agreement, and other items. The net effect was a reduction in the anticipated profit on the contract, the cumulative effect of which was recognized in fiscal 1996. The excess of estimated average production cost of ESP units expected to be produced over the cost of delivered units is included in accrued expenses (see note 8).

(5)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                             October 31
                                                             ----------
                                                           1995      1996
---------------------------------------------------------------------------
     Land                                                $  1,498     1,498
     Buildings                                              4,337     4,558
     Machinery, equipment, and fixtures                    27,260    29,184
     Leasehold improvements                                 8,388     8,635
     Vehicles                                               4,234     3,380
     Construction in progress                                 303       191
     Dealer signage                                           287       292
     Tooling                                               53,460    56,305
---------------------------------------------------------------------------
                                                           99,767   104,043
     Less allowance for depreciation and amortization     (37,005)  (47,580)
---------------------------------------------------------------------------

                                                         $ 62,762    56,463
===========================================================================

     Tooling, net of related amortization, of $10,599 and $10,665 at October 31, 1995 and 1996, respectively, was required for vehicles being sold to the general public. This tooling is being amortized over 20,000 commercial units expected to be sold.

(6)  OTHER ASSETS

     Other assets consist of the following:

                                                              October 31
                                                              ----------
                                                            1995      1996
---------------------------------------------------------------------------
     Noncompete covenant, net                             $ 6,690     5,661
     Deferred loan costs, net:
       Senior notes due 2002                                5,425     4,510
       Revolving line-of-credit                               538       323
     Preproduction cost, net:
       Commercial vehicles for the general public           1,413     1,283
       Extended service program                             2,069       897
     Performance bonds                                         -      1,441
     Intangible pension asset                               3,056       275
     Prepaid pension cost                                     692        -
     Organizational cost, net                                  15         5
     Other                                                      2       109
---------------------------------------------------------------------------

                                                          $19,900    14,504
===========================================================================

     The noncompete covenant resulted from the acquisition of the Hummer(R) business on April 30, 1992, and is being amortized over ten years. Deferred loan costs were incurred in connection with the revolving line-of-credit and the senior notes due 2002 and are being amortized over three and seven years, respectively. Deferred loan costs include a $2,000 fee paid to The Renco Group, Inc. for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

     Preproduction cost represents cost incurred prior to the production of the related vehicle and includes labor and overhead relating to developing production facilities. These costs are being amortized over the contract life for the military vehicles and over the 20,000 estimated units to be sold to the general public.

(7)  LEASES

     The Company has several noncancelable operating leases for substantial portions of the CompanyOs plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 1994, 1995 and 1996 aggregated approximately $5,960, $5,919 and $5,060, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1996 are:

     Year ending
     October 31                                                     Amount
---------------------------------------------------------------------------
     1997                                                           $ 5,040
     1998                                                             4,661
     1999                                                             3,636
     2000                                                               411
     Thereafter                                                          -
---------------------------------------------------------------------------

     Total minimum lease payments                                   $13,748
===========================================================================

(8)  ACCRUED EXPENSES

     Components of accrued expenses are as follows:

                                                                   October 31
                                                                   ----------
                                                                1995      1996
-------------------------------------------------------------------------------
     Modifications payable                                    $ 2,955   5,831
     Warranty                                                   2,546   5,233
     Current portion of other post employment benefits          3,500   5,000
     Interest on senior notes                                      --   4,796
     Vacation                                                   3,136   3,418
     Taxes other than on income                                 2,647   3,290
     Sales incentives                                           3,181   3,257
     Wages, bonuses, and payroll taxes                          3,395   3,151
     Excess of estimated average production cost of ESP
       units expected to be produced over the cost of
       delivered units (note 4)                                    --   2,859
     Insurance                                                  1,153   1,634
     Purchase requirements                                      1,761     884
     Rent                                                         422     420
     Training                                                     160     227
     Import cost                                                  416     202
     Management fee due to Renco Group, Inc.                       --     100
     Severance cost                                                56      --
     Other                                                      1,921   2,412
------------------------------------------------------------------------------
                                                              $27,249  42,714
------------------------------------------------------------------------------

(9)  LONG-TERM DEBT

     Long-term debt consists of:

                                                                           October 31
                                                                           ----------
                                                                          1995     1996
-----------------------------------------------------------------------------------------
     Revolving line-of-credit, interest at prime plus 1-3/4%,
       payable in full on April 30, 1998                               $ 51,821   52,677
     12-7/8% senior notes due 2002, discounted $402 to yield
       13%, interest payable semi-annually on May 1 and
       November 1                                                        75,126   74,188
-----------------------------------------------------------------------------------------
                                                                        126,947  126,865
     Less current maturities of long-term debt                               --       --
-----------------------------------------------------------------------------------------
                                                                       $126,947  126,865
-----------------------------------------------------------------------------------------

     The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. At October 31, 1995 and 1996, the Company had borrowed substantially all amounts available under the aforementioned percentages. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and general intangibles. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination.

     The senior notes are unsecured and are redeemable at a premium at the Company's option after May 1, 1999 and at the face amount after May 1, 2001. The Company will be obligated to offer to repurchase senior notes at a price of 101% of the face amount if there is a change in control or if at the end of each twelve month period ended April 30, the Company has excess cash flow, as defined. During fiscal 1996, senior notes with a face amount of $1,000 were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve month period ended April 30, 1996.

     The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth. At October 31, 1996, the Company was not in compliance with the net worth requirement. Subsequent to year end, the revolving credit agreement was amended to reduce the required amount of net worth. At October 31, 1996, the Company was in compliance with the amended net worth requirement.

     Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 1995 and 1996.

     The Company's outstanding letters of credit totaled $9,583 and $4,487 at October 31, 1995 and 1996, respectively. Of this amount, $9,090 and $4,470 at October 31, 1995 and 1996, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.

(10) OTHER LIABILITIES

                                                                  October 31
                                                              ------------------
                                                                1995       1996
--------------------------------------------------------------------------------
 Pension liability                                            $ 6,121      5,882
 Deferred compensation                                          1,122        279
 Other                                                          3,997      4,058
--------------------------------------------------------------------------------
                                                              $11,240     10,219
--------------------------------------------------------------------------------

(11) PREFERRED STOCK

     The preferred stock of the Company, all of which is held by The Renco Group, Inc., is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 1995 and 1996 were $200 and $600, respectively. The shares have no voting rights on any matter, except as specifically required by law.

     The preferred shares are redeemable by the Company at its option, subject to compliance with long-term debt covenants, at the par value thereof plus any accrued and unpaid dividends. Preferred shares have preference in liquidation or dissolution of the Company over common shares to the extent of the par value of the preferred shares plus any accrued and unpaid dividends thereon.

(12) INCOME TAX

     Total income taxes were allocated as follows:

                                                            October 31
                                                   -----------------------------
                                                     1994      1995        1996
--------------------------------------------------------------------------------
      Income from continuing operations             $3,015     (435)     (8,683)
      Extraordinary item                             1,750
      Stockholders' equity, for minimum pension
      liability                                        864       97          50
--------------------------------------------------------------------------------
                                                    $3,879    1,412      (8,633)
--------------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

                                                                 October 31
                                                           -----------------------
                                                            1994    1995     1996
----------------------------------------------------------------------------------

     Current:
       Federal                                             $2,454  (1,382)    (832)
       State                                                   28     322      473

     Deferred                                                 533     625   (8,324)
----------------------------------------------------------------------------------

                                                           $3,015    (435)  (8,683)
==================================================================================

     Income tax expense (benefit) attributable to income before extraordinary item differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:



                                                                 October 31
                                                           -----------------------
                                                            1994    1995     1996
----------------------------------------------------------------------------------

     Computed "expected" tax expense (benefit)             $1,195  (2,404)  (9,903)
     Increase (reduction) in income taxes resulting from:
       Amortization of goodwill                             1,500   1,500    1,500
       State income taxes, net of Federal
         income tax benefit                                   352     294     (349)
       Foreign sales corporation effect                       (85)     17       30
       Other, net                                              53     158       39
----------------------------------------------------------------------------------
                                                           $3,015    (435)  (8,683)
===================================================================================

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1994, 1995, and 1996 are presented below:

                                                                                               October 31
                                                                                               ----------
                                                                                         1994     1995      1996
------------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
       Allowance for doubtful accounts receivable                                      $   165     223         151
       Inventory obsolescence reserve                                                    1,546   1,330       1,407
       Additional costs inventoried for tax purposes pursuant
        to the Tax Reform Act of 1986                                                      227     187          --
       Compensated absences, principally due to accrual
        for financial reporting purposes                                                 1,212   1,192       1,299
       Accrued warranty                                                                  2,008   1,731       2,868
       Pension liability                                                                 3,349   2,326       2,007
       Postretirement benefits other than pensions                                      54,115  56,906      58,949
       Other accruals                                                                    3,297   2,298       3,178
       Other                                                                             1,126     245         209
------------------------------------------------------------------------------------------------------------------
      Total gross deferred tax assets                                                   67,045  66,438      70,068
      Less valuation allowance                                                          38,348  38,348      38,348
------------------------------------------------------------------------------------------------------------------
      Net deferred tax assets                                                           28,697  28,090      31,720
------------------------------------------------------------------------------------------------------------------
      Deferred tax liabilities:
       Plant and equipment, principally due to differences
        in depreciation                                                                  7,506   8,978       7,730
       Pension asset                                                                     2,986   1,424          --
       Other                                                                               898   2,020          47
------------------------------------------------------------------------------------------------------------------
      Total gross deferred liabilities                                                  11,390  12,422       7,777
------------------------------------------------------------------------------------------------------------------
      Net deferred asset                                                                17,307  15,668      23,943
      Less current portion                                                               1,381   1,341       3,455
------------------------------------------------------------------------------------------------------------------
      Noncurrent portion                                                               $15,926  14,327      20,488
------------------------------------------------------------------------------------------------------------------

     There was no change in the valuation allowance for the years ended October 31, 1994, 1995 and 1996. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     Income taxes receivable represent amounts due from The Renco Group, Inc. for Federal income tax overpayments; it is anticipated such amount will be recovered through reductions in future estimated tax payments based on future taxable income.

(13) PENSION BENEFITS

     The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1995:


                                                       Plans with     Plans with
                                                       assets in     obligations
                                                       excess of    in excess of
                                                      obligations     assets
--------------------------------------------------------------------------------
       Actuarial present value of benefit obligations:
         Vested benefit obligation                      $33,599        48,539
--------------------------------------------------------------------------------
         Accumulated benefit obligation                 $35,426        61,001
--------------------------------------------------------------------------------
       Projected benefit obligation                      39,055        61,001
       Plan assets at fair value                         41,406        54,880
--------------------------------------------------------------------------------

       Plan assets in excess of (less than) projected
         benefit obligation                               2,351       (6,121)
       Unrecognized prior service cost                       --        6,676
       Unrecognized net (gain) loss                      (1,659)      (3,488)
       Additional liability required                         --       (3,188)
--------------------------------------------------------------------------------
       Pension cost prepaid (accrued)                   $   692       (6,121)
--------------------------------------------------------------------------------

     The Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1996 are as follows:


                                                         Plans with   Plans with
                                                          assets in  obligations
                                                          excess of  in excess of
                                                        obligations    assets
-------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                            $35,235     55,883
-------------------------------------------------------------------------------

       Accumulated benefit obligation                       $37,273     66,695
-------------------------------------------------------------------------------
     Projected benefit obligation                            40,366     66,695
     Plan assets at fair value                               45,871     62,991
-------------------------------------------------------------------------------

     Plan assets in excess of (less than) projected
       benefit obligation                                     5,505     (3,704)
     Unrecognized prior service cost                             --      5,965
     Unrecognized net (gain) loss                            (6,065)    (7,308)
     Additional liability required                               --       (275)
-------------------------------------------------------------------------------

     Pension cost prepaid (accrued)                         $  (560)    (5,322)
-------------------------------------------------------------------------------

     In accordance with SFAS No. 87, Pensions, the Company has recognized a minimum liability equal to unfunded accumulated benefit obligations. To the extent of unrecognized prior service cost, this amount has been recognized as an intangible asset, and the balance is reported as a separate component of stockholders' equity, net of tax effect.

     Defined Benefit Plans' assets include primarily marketable securities.

     Net pension cost for the years ended October 31, 1994, 1995 and 1996 includes the following components:


                                                                   October 31
                                                                   ----------
                                                               1994      1995      1996
----------------------------------------------------------------------------------------
     Service cost - benefits earned during the year          $ 3,168     2,792     3,085
     Interest cost on projected benefit obligation             6,306     6,950     7,422
     Actual return on plan assets                               (184)  (17,980)  (15,311)
     Net amortization and deferral                            (5,968)   12,138     9,146
----------------------------------------------------------------------------------------
     Net pension cost                                        $ 3,322     3,900     4,342
========================================================================================

     Assumptions used in accounting for the pension plan as of October 31, 1994, 1995, and 1996 are:


                                                                     October 31
                                                                     ----------
                                                                1994      1995     1996
----------------------------------------------------------------------------------------
     Discount rates                                             8.25%     7.50%     7.75%
     Rates of increase in compensation levels                   7.25%     5.00%     5.00%
     Expected long-term rate of return on assets                8.50%     8.50%     8.50%
========================================================================================

     The assumed rates used above have a significant effect on the amounts reported. For example, increasing the assumed discount rates by one percentage point in each year would decrease the projected benefit obligation as of October 31, 1996 and increase the unrecognized net gain for the year ended October 31, 1996 by $10,990. Increasing the assumed rate of increase in compensation levels by one percentage point in each year would increase the projected benefit obligation as of October 31, 1996 and decrease the unrecognized net gain for the year ended October 31, 1996 by $620. Increasing the expected long-term rate of return on assets by one percentage point in each year would decrease the unrecognized net gain for the year ended October 31, 1996 by $820.

     Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $40, $152 and $340 for the years ended October 31, 1994, 1995 and 1996, respectively.

     In connection with modifications in its labor agreement, the Company offered special retirement benefits to 126 hourly employees who were 55 years or older on November 30, 1996 and who meet other specific service requirements.

     Employees must have committed to the program by November 30, 1996 and retired no later than December 1, 1996. At October 31, 1996, 64 employees had accepted the program; accordingly accruals of $3,246 to reflect the enhanced special termination benefits for pension and health care plans were recorded as of that date under provision of SFAS 88 and 106. Such amount is in addition to the net pension and postretirement benefit costs reflected in notes 13 and 14. Accrual for the 3 employees electing the program in November 1996, aggregating approximately $152, will be recorded in the first quarter of fiscal 1997.

(14) OTHER POSTRETIREMENT BENEFIT PLANS

     In addition to the Company's defined benefit pension plans, the Company sponsors defined benefit health care plans (Health Plans) that provide postretirement medical and life insurance benefits to employees who meet minimum age and service requirements. The Health Plans are noncontributory. The Health Plans contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits as incurred.

     The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 1995 and 1996:

                                                              October 31
                                                              ----------
                                                            1995       1996
-----------------------------------------------------------------------------

       Accumulated postretirement benefit obligation:
         Retirees                                         $ 63,806    57,726
         Fully eligible active plan participants            27,259    20,025
         Other active plan participants                     51,336    42,340
-----------------------------------------------------------------------------
                                                           142,401   120,091
       Unrecognized net gain                                 6,582    35,043
-----------------------------------------------------------------------------
                                                           148,983   155,134

       Current portion                                      (3,500)   (5,000)
-----------------------------------------------------------------------------
       Noncurrent portion                                 $145,483   150,134
-----------------------------------------------------------------------------

     Net periodic postretirement benefit cost for the years ended October 31, 1994, 1995 and 1996 includes the following components:

                                                           October 31
                                                           ----------
                                                    1994     1995      1996
----------------------------------------------------------------------------
     Service cost                                 $ 3,528    2,656     2,410
     Interest cost                                  9,966    9,701     8,533
     Amortization of unrecognized net gain                    (985)   (1,841)
----------------------------------------------------------------------------

     Net periodic postretirement benefit cost     $13,494   11,372     9,102
============================================================================

     For measurement purposes, a 9.25% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1995 and 1996; the rate was assumed to decrease gradually to 5.5% by the year 2002 and remain at that level thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at October 31, 1994, 7.75 at October 31, 1995 and 1996.

     The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1996 by $19,795. The aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 1996 by $2,065.

(15) COMMITMENTS AND CONTINGENCIES

     A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

     The Company has received a final decision from the U.S. Army asserting a claim against the Company for approximately $6.3 million plus interest from January 27, 1995 under a prior Hummer(R) contract. In October 1996, the U.S. Army increased its claim by $1.7 million to reflect the impact of option vehicles which were not included in its original claim. Although the parties have held discussions, they have been unable to resolve the matter. The Company has appealed the U.S. Army's final decision to the Armed Services Board of Contract Appeals. The U.S. Army has agreed to defer collection of the amount claimed until 30 days after final decision on the Company's appeal. The Company believes it has defenses and sufficient offsets to the U.S. Army's claim and intends to pursue the appeal vigorously. Management of the Company believes that the ultimate liability, if any, resulting from such claims would not materially affect the financial position of the Company.

     The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.

     Payment for sales to commercial Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either voluntary or mandatory repurchase agreements between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 1995 and 1996, the mandatory repurchase agreements covered Hummers(R) with a total value at dealer cost of $5,295 and $6,574, respectively. The Company has not repurchased any vehicles under these arrangements.

     The Company has arranged for a nationwide retail leasing program through an independent leasing company and has entered into an agreement with respect to this lease program which requires the Company to repurchase commercial Hummers(R) leased under this program for specified residual values in the event that the lessees or Hummer(R) dealers do not purchase the vehicles for the specified residual values. At October 31, 1996, there were 27 active Hummer(R) leases with a total residual value of $940.

     In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

(16) RELATED-PARTY TRANSACTIONS

     During the years ended October 31, 1994, 1995 and 1996, the Company incurred management fees to The Renco Group, Inc. OF $720, $960 AND $1,200, RESPECTIVELY; $100 OF WHICH IS INCLUDED IN ACCRUED EXPENSES AT OCTOBER 31, 1996. UNDER A MANAGEMENT CONSULTANT AGREEMENT EFFECTIVE APRIL 1, 1995, BETWEEN THE COMPANY AND THE RENCO GROUP, INC., THE COMPANY AGREED TO INCREASE THE MONTHLY FEE TO RENCO TO $100 WITH THE POTENTIAL FOR ADDITIONAL AMOUNTS DEPENDENT ON THE COMPANY ACHIEVING CERTAIN LEVELS OF EARNINGS. THE COMPANY PAID A FEE OF $2,000 TO THE RENCO GROUP, INC. FOR SERVICES AND ASSISTANCE PROVIDED IN CONNECTION WITH THE AMENDMENT OF THE REVOLVING LINE-OF-CREDIT AND THE ISSUANCE OF THE SENIOR NOTES DUE 2002.

(17) BUSINESS, CREDIT CONCENTRATIONS AND LIQUIDITY

     The Company's largest customer is the United States Department of Defense. The Department of Defense accounted for 73%, 68% and 74% of the Company's sales for the years ended October 31, 1994, 1995 and 1996, respectively. At October 31, 1994, 1995 and 1996, accounts receivable with the Department of Defense were $21,109, $39,815 and $46,721, respectively.

     Export sales to unaffiliated foreign customers, including sales to friendly foreign nations, were $123,163, $103,631 and $107,033 for the years ended October 31, 1994, 1995 and 1996, respectively. For the year ended
     October 31, 1994, the government of Mexico accounted for 13% of the Company's sales.

     The Company's business is significantly impacted by the United States defense budget. As the U.S. continues to reduce budget allocations for defense expenditures, sales are adversely affected. Foreign sales are dependent on periodic receipt of a relatively few, individually significant contracts and are negatively impacted by a reduction in foreign demand or material adverse changes in the U.S. Government Foreign Military Sales program. The commercial market is impacted by the general economy and interest rates. Changes in the marketplace of any of the above may significantly effect management's estimates and the Company's performance.

     The Company has experienced reductions in the U. S. defense budget for Hummer(R) vehicles, reduced direct international sales of Hummer(R) vehicles, a reduction in the anticipated profit on the ESP contract, and lower sales volume and higher costs than expected in the commercial Hummer(R) vehicle program. The Company incurred net losses for the two years ended October 31, 1996, and had an accumulated deficit of $21,962 at that date. In order to maintain its production rate during fiscal 1996, the Company requested and received approval to produce approximately 1,200 Hummer(R) vehicles for the DoD in advance of original delivery requirements. The continued delay in the sale of vehicles to a friendly foreign nation and continued high commercial and military finished goods inventory levels have resulted in the use of all available funds on the Company's revolving line of credit. The Company had to obtain an amendment to its revolving credit agreement in order to be in compliance with the minimum net worth covenant.

     In order to address these issues which impact operating results and liquidity, management plans to aggressively pursue additional Hummer(R) vehicle sales, reduce overhead costs and reduce its Hummer(R) vehicle production rate to more accurately match the rate of anticipated incoming orders. The Company also plans to pursue follow-on contracts for its current two and one-half ton ESP program and additional contracts to refurbish other military vehicles. The Company is one of two finalists awarded a contract to build prototype vehicles for a major refurbishment contract. Management believes reduction of inventory levels, including specifically completion of the sale of the vehicles to a friendly foreign nation (see note 4) will provide sufficient liquidity to allow the Company to meet its obligations as they come due and completion of management's plans will enable the Company to ultimately return to operating profitability. If these efforts are unsuccessful, the Company may need to:
     (1) obtain additional sources of funds to meet its liquidity requirements;
     (2) reevaluate whether impairment of the Company's goodwill and other long-lived assets has occurred; and (3) reevaluate the adequacy of its valuation allowance for deferred tax assets.

(18) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The revolving line-of-credit approximates fair value because the interest rate fluctuates with prime. Management believes fair value of the senior notes at October 31, 1996, is approximately

     $69,300 based on management's informal discussions with an investment banker which makes a market in the senior notes.

(19) RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

     The reconciliation of net income (loss) to net cash provided by (used in) operating activities for the years ended October 31, 1994, 1995 and 1996 follows:

                                                                          October 31
                                                                          -----------
                                                                    1994      1995       1996
------------------------------------------------------------------------------------------------

     Cash flows from operating activities:
       Net income (loss)                                          $   401    (3,470)     (19,611)
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
           Depreciation and amortization of plant and
            equipment                                               9,798    10,486       11,278
           Other amortization                                       6,398     6,396        6,436
           Increase (decrease) in allowance for doubtful
            accounts                                                   85       151         (188)
           Increase (decrease) in inventory reserve                   461      (569)         203
           Deferred income taxes                                    1,397     1,638       (8,274)
           Discount accretion of debt                               3,498     1,576           62
           Noncash other postretirement cost                       10,529     7,315        6,150
           Loss (gain) on sale of equipment                           178       102          255
           Change in assets and liabilities:
             Accounts receivable                                    6,360   (19,768)      (4,250)
             Inventories                                           (4,545)  (69,754)       1,422
             Prepaid expenses                                         688      (188)         (26)
             Other assets                                          (7,470)    8,403        3,247
             Accounts payable                                      (2,017)   22,792        1,015
             Due to related parties                                  (939)     (419)          -
             Accrued expenses                                         567    (5,850)      13,921
             Income taxes                                           1,379      (534)        (619)
             Other liabilities                                      5,440    (6,028)        (940)
------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities     $32,208   (47,721)      10,081
================================================================================================

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
AM GENERAL CORPORATION:

We have audited the consolidated financial statements of AM General Corporation and Subsidiary as listed in the accompanying index to financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and Subsidiary as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.



December 19, 1996

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the directors and executive officers of the Company as of January 29, 1997:


Name                Age  Position
--------------------------------------------------------------------------------
Ira Leon Rennert    62   Chairman and sole Director of the Company
James A. Armour     53   President and Chief Executive Officer
Adare Fritz         50   Senior Vice President, Operations
Edmond L. Peters    52   Senior Vice President Contracts, Materials & Washington
                          Operations
Robert J. Gula      50   Vice President, Engineering and Product Development
Jack Tingley        53   Vice President, Commercial Sales and Marketing

Ira Leon Rennert has been the Chairman and sole Director of the Company since the Acquisition and has been Chairman, Chief Executive Officer and principal shareholder of Renco (including predecessors) since its first acquisition in 1975. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with the Company including WCI Steel, Inc. and Renco Metals, Inc. Mr. Rennert is Chairman of the Board, and Renco is majority stockholder, of Covert Marine, Inc., a wholesale distributor of recreational boating equipment in Kansas City, Missouri. An order for relief for Covert Marine, Inc. was entered on October 23, 1992 under Chapter 11 of the Bankruptcy Code by the United States Bankruptcy Court for the Western District of Missouri. The Company has never had any business relationship with Covert Marine, Inc.

James A. Armour has been President and Chief Executive Officer of the Company since April 30, 1992. Prior to the Acquisition, Mr. Armour was President of the former AM General Corporation since November 1988 and held various other positions prior thereto, including Vice President and HUMMER Program Manager, Corporate Director, Quality Assurance, and Vice President, Materials and Quality Assurance. Mr. Armour has been with the Company and its predecessor companies for the past 24 years. Prior thereto, Mr. Armour held various positions with American Motors Corporation and Ford Motor Company.

Adare Fritz has been Senior Vice President, Operations since April 30, 1992. Mr. Fritz previously held the position of Vice President, Operations. Mr. Fritz has been with the Company and its predecessor companies for the past 26 years.

Edmond L. Peters has been Senior Vice President Contracts, Materials & Washington Operations since October 1, 1996. Mr. Peters previously held the position of Vice President, Contracts & Subcontracts since April 30, 1992. Mr. Peters previously held the position of Director-Purchasing. Mr. Peters has been with the Company and its predecessor companies for the past 13 years.

Robert J. Gula has been Senior Vice President, Engineering and Product Development since February, 1995. Mr. Gula previously held the position of Vice President, Engineering since April 30, 1992. Mr. Gula has been with the Company and its predecessor companies for the past 26 years. Prior to joining AM General, Mr. Gula held technical positions within several engineering services and automotive manufacturing companies.

Jack Tingley joined the Company as Vice President, Commercial Sales and Marketing in September, 1996. Prior to joining AM General, Mr. Tingley was Vice President, Sales and Marketing at Holiday Rambler Division of Monaco Coach. Prior thereto, Mr. Tingley held various positions in the truck industry, with Mercedes Benz Truck, Freightliner and Mitsubishi-Fuso Truck of America.

ITEM 11. EXECUTIVE COMPENSATION.


The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 1996, 1995 and 1994 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").


                                       SUMMARY ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------------
                                                                          ANNUAL COMPENSATION
                                                                 -----------------------------------------
                                                                                          OTHER ANNUAL          ALL OTHER
NAME AND POSITION                                  FISCAL YEAR     SALARY      BONUS      COMPENSATION         COMPENSATION
-----------------                                  ------------------------------------------------------------------------
Ira Leon Rennert (1)                                  1996             -            -                -          $1,100,000
  Chairman and Sole Director                          1995             -            -                -             960,000
                                                      1994             -            -                -             720,000

James A. Armour                                       1996          $250,000        -            $55,461              -
  President & Chief Executive                         1995           248,846    $100,000          40,627              -
   Officer                                            1994           200,000     104,400          36,240              -


Paul R. Schuchman                                     1996           165,000        -             37,965              -
  Executive Vice President                            1995           165,000      50,000          31,321              -
   & Chief Financial Officer                          1994           157,500      53,452             (2)              -

Adare Fritz                                           1996           135,000        -             25,356              -
  Senior Vice President,                              1995           135,000      40,000          26,250              -
   Operations                                         1994           130,000      42,852             (2)              -

Jeffrey C. Wright                                     1996           130,000        -             33,858              -
  Senior Vice President, Worldwide                    1995           130,000      30,000          26,776              -
   Marketing & Strategic Planning                     1994           130,000      32,860          21,540              -

Robert J. Gula                                        1996           130,000        -             22,884              -
  Vice President, Engineering &                       1995           125,385      25,000          21,423              -
   Product Development                                1994           115,000      27,530          18,994              -

 (1) Mr. Rennert, the sole Director of the Company, received no compensation directly from the Company. Mr. Rennert, together with certain trusts for his benefit and for the benefit of certain members of his family, is the principal shareholder of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 1996, Renco received a management fee of $1,100,000 from the Company. Since October 1996, Renco has agreed to defer current payment of management fees, which are being accrued by the Company.

 (2) Value of benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per Named Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company had no compensation committee during the fiscal year ended October 31, 1996. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 1996 was fixed by their employment agreements and their Net Worth Appreciation Agreements.

During fiscal 1996, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or , in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.


EMPLOYMENT AGREEMENTS

Mr. Armour, Mr. Fritz and Mr. Gula are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 1997 and from year to year thereafter unless terminated by either party with 30 days' prior written notice. The compensation arrangements provided for by those agreements are as follows:

Mr. Armour-Minimum annual salary of $250,000 plus an annual bonus of $100,000 for each fiscal year in which the Company shall not have incurred a net loss before the bonus payments to all Named Executive Officers and charges for non-cash postretirement benefits other than pensions.

Mr. Fritz-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Peters-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Gula-Minimum annual salary of $130,000 plus an annual bonus of $25,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Tingley-Minimum annual salary of $115,000 plus an annual bonus of $25,000 subject to the same conditions as applicable to Mr. Armour.

Four former officers, including Mr. Schuchman and Mr. Wright, whose employment terminated in December 1996 and January 1997, will nevertheless continue to receive their contractual compensation through the expiration of their contracts in October 1997.


NET WORTH APPRECIATION AGREEMENTS

The Named Executive Officers except for Mr. Tingley and four other officers are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. Because of the net loss in fiscal 1996, the amounts payable to each contract holder at October 31, 1996 is lower than the amount that would have been payable at October 31, 1995. The reductions for Messrs. Armour, Schuchman, Fritz, Wright and Gula were $467,199, $186,879, $93,440, $46,720 and $46,720, respectively. The maximum payable by the Company had all contract holders retired at October 31, 1996, and their respective maximum percentages had vested, would have been approximately $.5 million.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Renco owns all of the outstanding capital stock of the Company. Mr. Rennert, who together with certain trusts established by him (but of which he is not trustee) for his benefit and for the benefit of certain members of his family holds 95.9% of the capital stock of Renco, is Chairman of Renco and of the Company and may be deemed to be the beneficial owner of the Company's capital stock. The address of Renco and of Mr. Rennert is The Renco Group, Inc., 30 Rockefeller Plaza, New York, NY 10112. No other executive officer of the Company has any ownership interest in the Company.

By virtue of Renco's ownership of all the outstanding shares of capital stock of the Company, and Mr. Rennert's ownership of a majority of the capital stock of Renco, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Management Agreement

Renco provides management services to the Company under a management agreement (the "Management Agreement"). Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement effective as of April 1, 1995, Renco provides such services to the Company for an annual management fee equal
to $1.2 million.   Additionally, Renco will receive an annual fee for each
fiscal year, commencing with fiscal 1995, equal to the excess, if any, of (i) ten percent (10%) of the Company's consolidated net income before deductions for federal and state income taxes, fees associated with the Management Agreement and expenses related to the Company's Net Worth Appreciation Agreements, over
(ii) the aggregate annual management fee of $1.2 million.

The Management Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. Annual payments by the Company in excess of $1.2 million under the Management Consultant Agreement must comply with the restricted payments covenant of the Indenture governing the Senior Notes.

In the year ended October 31, 1996, the Company paid management fees to Renco in the amount of $1,100,000. Management fees are paid in monthly installments of $100,000. Since October 1996, Renco has agreed to defer current payment of management fees, which are being accrued by the Company.


Insurance Sharing Program

The Company is included in a combined fidelity insurance policy covering all Renco companies. The Company believes that the amount paid by it for such policies was less than it would have paid had it obtained such policies on its own.

Tax Sharing Agreement.

AM General is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to AM General on a separate return basis except that transactions between AM General and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between AM General's accounting for tax and financial reporting purposes. As of October 31, 1996, AM General had a long term receivable for income taxes of $4.0 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.

Other

The 5,000 outstanding shares of Preferred Stock of the Company, all of which is held by Renco, is entitled to receive cumulative preferential cash dividends at an annual rate of 8% from May 1, 1995.

The Preferred Stock is redeemable by the Company at its option, subject to compliance with long-term debt covenants, at the par value thereof plus any accrued and unpaid dividends thereon. The Preferred Stock has preference in liquidation or dissolution of the Company over common stock to the extent of the par value of the Preferred Stock plus any accrued and unpaid dividends thereon.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedules:

------------------------------------------------------------------------------------
                                                                           Page
                                                                           ----

Consolidated Statements of Operations for the years ended
  October 31, 1994, 1995 and 1996....................................       24
Consolidated Balance Sheets as of October 31, 1995 and 1996..........       25
Consolidated Statements of Stockholder's Equity for the years ended
  October 31, 1994, 1995 and 1996....................................       26
Consolidated Statements of Cash Flows for the years ended
  October 31, 1994, 1995 and 1996....................................       27
Notes to Consolidated Financial Statements...........................  28 through 50
Independent Auditors' Report.........................................       51

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a) 3. Listing of Exhibits

Exhibit No.                              Description
------------    ----------------------------------------------------------------
*3.1            Certificate of Incorporation of Ren Acquisition Corp., filed with the Delaware Secretary of State on November 26, 1991.

*3.2            Certificate of Amendment, changing name to AM General
                Corporation, filed on April 30, 1992.

*3.3            By-Laws.

*4.1            Indenture dated as of April 27, 1995 between AM General
                Corporation as Issuer and Shawmut Bank Connecticut, National
                Association as Trustee relative to $75,500,000 in principal amount of 12-7/8% Senior Notes due 2002, with form of Series A
                Senior Note annexed as Exhibit A and form of Series B Senior
                Note annexed as Exhibit B.

*10.1           Loan and Security Agreement dated as of April 30, 1992 between
                Congress Financial Corporation and AM General Corporation, and amendments 1 through 8 thereto.

****10.1.1      Amendment No. 9, dated June 26, 1996, to Loan and Security
                Agreement, dated as of April 30, 1992, between Congress
                Financial Corporation and AM General Corporation.

 10.1.2         Amendment No. 10, dated August 22, 1996, to Loan and Security
                Agreement, dated as of April 30, 1992, between Congress
                Financial Corporation and AM General Corporation.

 10.1.3         Amendment No. 11, dated December 17, 1996, to Loan and Security
                Agreement, dated as of April 30, 1992, between Congress
                Financial Corporation and AM General Corporation.

*10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994.

*10.3           Employment Agreements dated May 1, 1992 as supplemented December
                16, 1993 with:
                               Paul R. Schuchman
                               Adare Fritz
                               Gary L. Wuslich
                               Robert J. Gula
                               Edmond L. Peters

**10.3.1        Supplement No. 2, dated February 16, 1995, to Employment
                Agreements of Messrs. Schuchman, Fritz, Wuslich, Gula and
                Peters.

*10.4           Employment Agreement with Thomas R. MacDougall dated
                June 1, 1993 as supplemented December 16, 1993.

*10.5 Employment Agreement with Jeffrey C. Wright dated June 1, 1993 as supplemented December 16, 1993.

*10.6           Net worth appreciation agreements dated May 1, 1992 with:

                               James A. Armour
                               Paul R. Schuchman
                               Adare Fritz
                               Kenneth M. Jordan
                               Gary L. Wuslich
                               Robert J. Gula

**10.6.1 Net worth appreciation agreements dated as of February 1, 1995 with:
                               Edmond L. Peters
                               Jeffrey C. Wright

*10.7 Management Consultant Agreement effective as of April 1, 1995 with The Renco Group, Inc.

*10.8           Receipt and Release dated April 27, 1995 from (LTV) Aerospace
                Creditors Trust.

Exhibit No.                            Description
-----------    ---------------------------------------------------------------

*10.9 Deferred Payment Agreement dated May 5, 1995 between the United States of America and the Corporation.

**10.10 Letter Agreement dated 23 December 1994 between the Company and Department of the Army-Tank-Automotive and Armaments Command (technical schedules omitted).

**10.11        Lease dated September 11, 1984 between Amland Properties, Inc.
               and AM General Corporation.

**10.12 Lease dated May 12, 1989 between Niles/Washington Associates Limited and AM General Corporation.

**10.13 Lease dated January 1, 1989 between WF Associates Limited Partnership and AM General Corporation as amended August 23, 1989, July 30, 1993 and December 31, 1993.

**10.14 Lease dated September 17, 1993 between Indiana GRQ, Inc. and AM General Corporation.

**10.15 Lease dated July 25, 1984 between Oppenheimer Livonia Associates and AM General Corporation.

**10.16 Sublease dated June 11, 1992 between USAir, Inc. and AM General Corporation.

**10.17 Commercial lease dated April 28, 1992 between Amland Corporation and Ren Acquisition Corp.

***10.18 Contract dated December 14, 1995 between the Company and the Department of the Army-Tank-Automotive and Armaments Command (technical schedules omitted)

*21            Subsidiaries of Registrant.

               *Filed with the Registration Statement No. 33-93302 filed June 9,
                1995.
              **Filed with Amendment No. 1 to Registration Statement No.
                33-93302 filed August 9, 1995
             ***Filed with the Company's Form 10-K, No.33-93302, filed January
                28, 1996
            ****Filed with the Company's Form 10-Q, No.33-93302, filed September
                16, 1996

(b) No reports on form 8-k were filed by the registrant during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1997.

                                             AM GENERAL CORPORATION

                                         By: /s/ James A. Armour
                                            ------------------------
                                                 James A. Armour
                                               President and Chief
                                                Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1997.

       Signature                                     Title
       ---------                                     -----
/s/ Ira Leon Rennert                        Chairman and sole Director
-------------------------
   Ira Leon Rennert

/s/ James A. Armour                   President and Chief Executive Officer
-------------------------          (Principal Executive, Financial and
   James A. Armour                 Accounting Officer)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been nor will be sent to security holders.

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------  -------------------------------------------------------------------
10.1.2       Amendment No. 10, dated August 22, 1996, to Loan and Security
             Agreement, dated as of April 30, 1992, between Congress Financial
             Corporation and AM General Corporation.

10.1.3       Amendment No. 11, dated December 17, 1996, to Loan and Security
             Agreement, dated as of April 30, 1992, between Congress Financial
             Corporation and AM General Corporation.