Form 10-Q
period 1997-01-31
AM GENERAL CORP
filed 1997-03-17
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                       ----------------------------------

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


1,000 shares of the registrant's common stock, par value $.01 per share, were outstanding as of March 17, 1997.

                            AM General Corporation
                                   Form 10-Q
                        Quarter Ended January  31, 1997


PART I - FINANCIAL INFORMATION                                              3

 ITEM 1.  FINANCIAL STATEMENTS                                              3
  Consolidated Balance Sheets                                               3
  Consolidated Statements of Operations                                     4
  Consolidated Statements of Cash Flows                                     5
  Notes to Consolidated Financial Statements                                6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS.                                                     7

   Three Months Ended January 31, 1997 ("first quarter of 1997") compared
   to Three Months Ended January 31, 1996 ("first quarter of 1996")         9

   Liquidity and Capital Resources                                         12

PART II - OTHER INFORMATION                                                14

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                 15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

---------------------------------------------------------------------------------------------------
                                                                       October 31,      January 31,
                      Assets                                              1996             1997
---------------------------------------------------------------------------------------------------
                                                                                        (unaudited)

 Current assets:
  Cash                                                                   $   5,867           2,608
  Accounts receivable, net                                                  57,126          45,125
  Inventories                                                              121,710         100,838
  Prepaid expenses                                                           1,675           1,470
  Deferred income taxes                                                      3,455           3,528
---------------------------------------------------------------------------------------------------
Total current assets                                                       189,833         153,569

Income taxes receivable                                                      4,023           2,164
Property, plant, and equipment, net                                         56,463          54,622
Deferred income taxes                                                       20,488          22,564
Goodwill, net                                                               87,871          86,799
Other assets                                                                14,504          13,802
---------------------------------------------------------------------------------------------------
                                                                         $ 373,182         333,520
---------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Deficit
---------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                          59,212          36,240
  Accrued expenses                                                          42,670          45,051
  Income taxes payable                                                          44             352
---------------------------------------------------------------------------------------------------
Total current liabilities                                                  101,926          81,643

Long-term debt, excluding current maturities                               126,865         107,037
Postretirement benefits other than pensions, noncurrent portion            150,134         151,398
Other liabilities, excluding current maturities                             10,219          10,240
---------------------------------------------------------------------------------------------------
Total liabilities                                                          389,144         350,318
---------------------------------------------------------------------------------------------------
Stockholder's deficit:
  8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
    shares; issued and outstanding 5,000 shares                              5,000           5,000
  Common stock, $.01 par value.  Authorized, issued and
    outstanding 900 shares                                                       0               0
  Paid-in capital                                                            1,000           1,000
  Accumulated deficit                                                      (21,962)        (22,798)
---------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                (15,962)        (16,798)
Commitments and contingencies
---------------------------------------------------------------------------------------------------
                                                                         $ 373,182         333,520

See Accompanying Notes to Consolidated Financial Statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               January 31,
                                                       -------------------------
                                                         1996           1997
--------------------------------------------------------------------------------
Net sales                                              $ 119,048        140,928
--------------------------------------------------------------------------------
Cost and expenses:
  Cost of sales                                          103,878        125,565
  Depreciation and amortization                            5,085          3,501
  Selling, general, and administrative expenses            8,197          8,668
--------------------------------------------------------------------------------
Earnings before interest and income taxes                  1,888          3,194
Interest expense, net                                      3,307          3,999
--------------------------------------------------------------------------------
Loss before income taxes                                  (1,419)          (805)

Income tax (benefit)/expense                                 (72)            31
--------------------------------------------------------------------------------
Net loss                                               $  (1,347)          (836)
--------------------------------------------------------------------------------
          See Accompanying Notes to Consolidated Financial Statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)

---------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 January 31,
                                                              -------------------
                                                              1996           1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  $(1,347)         (836)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization of plant and equipment     3,754         2,166
     Other amortization                                       1,594         1,594
     Increase (decrease) in allowance for doubtful accounts      50           (48)
     Increase in inventory reserve                              501           737
     Deferred income taxes                                     (926)       (2,149)
     Amortization of bond discount                               14            14
     Noncash other postretirement cost                        1,230         1,264
     (Gain)/Loss on sale of equipment                             3            (7)
     Change in assets and liabilities
         Accounts receivable                                  1,661        12,049
         Inventories                                           (458)       20,246
         Prepaid expenses                                      (785)          205
         Other assets                                           (55)          180
         Accounts payable                                    (4,861)      (22,971)
         Accrued expenses                                     3,759           881
         Income taxes                                           853         2,167
         Other liabilities                                     (153)        1,520
---------------------------------------------------------------------------------
Net cash provided by operating activities                     4,834        17,012
---------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of equipment                                 3            17
  Capital expenditures                                       (1,230)         (446)
---------------------------------------------------------------------------------
Net cash used in investing activities                        (1,227)         (429)
---------------------------------------------------------------------------------

Cash flows from financing activities:
   Net repayments under line-of-credit agreement               (973)      (19,842)
   Principal payments on senior note                              0             0
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (973)      (19,842)
---------------------------------------------------------------------------------
Net change in cash                                            2,634        (3,259)
Cash and cash equivalents at beginning of period              1,140         5,867
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 3,774         2,608
---------------------------------------------------------------------------------
Supplemental disclosure of cash items
   Interest paid                                            $ 1,462         6,180
   Taxes paid                                                     1            13

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K.

Note 2.  Inventories

         Inventories consisted of the following:

                                                               January 31,
                                             October 31,           1997
                                                1996           (Unaudited)
                                             -----------       -----------
Finished Goods                                  $ 73,128          $ 55,831
Service Parts                                     14,784            15,559
Extended Service Program
  Production costs of goods currently
  in process                                       3,748             3,998
Raw Materials, supplies and work in progress      33,752            29,889
                                                --------          --------
                                                 125,412           105,277

Less allowance for inventory obsolescence         (3,702)           (4,439)
                                                --------          --------
Total                                           $121,710          $100,838
                                                ========          ========

Note 3.   Reclassifications

Certain reclassifications have been made to previously reported costs and expenses to conform to the presentation contained herein.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation and its wholly-owned subsidiary, AM General Sales Corporation, (collectively, the "Company" or "AM General") is the largest supplier of light tactical wheeled vehicles for the Department of Defense (the "DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle (the "HUMMER"(R)). The Company also sells HUMMERs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. In 1994, the Company began selling remanufactured 2.5 ton medium tactical vehicles under the Army's Extended Service Program ("ESP").

HUMMERs

From November 1, 1993 through May 7, 1995, the Company's HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995, the Company reduced its HUMMER production rate to 25 units per day due to lower US and international military demand. On February 3, 1997, the Company reduced its HUMMER production rate from 25 to 16.5 units per day due to continued lower international demand.

From 1990 through January 31, 1997, AM General sold 49,797 HUMMERs under its A1 Series program with the DoD. All production under that contract was completed by April 30, 1996. With the sale of 601 vehicles to a particular FMS customer (the "FMS Customer") in the first quarter of 1997, all units produced under the A-1 Series program have been sold.

The Company began producing the latest generation of military HUMMERs, the A2 series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 HUMMERs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMMERs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through January 31, 1997, a total of 4,316 vehicles have been ordered on the X001 Contract. The FY97 Defense Bill currently contains the necessary funding for the second year of this contract.

Remanufacturing

In September 1993, the Company was awarded the ESP contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of January 31, 1997, a total of 2,167 trucks have been remanufactured and sold to the US government.

The Company accounts for the ESP Contract on the Estimate at Completion ("EAC") basis which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the US Army's and Marines' Medium Tactical Truck Remanufacture program. A competitor was awarded a similar contract. These awards are the first phase of a remanufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion. Prototypes are scheduled for delivery for test in August 1997. The Company believes the DoD will award the final contract to the manufacturer of its choice in late 1998.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

THREE MONTHS ENDED JANUARY 31, 1997 ("FIRST QUARTER OF 1997") COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996 ("FIRST QUARTER OF 1996")


                     AM General Corporation and Subsidiary
            Table of Net Revenues and HUMMER Unit Sales Information
                    (in millions, except unit information)


                                          Three months ended
                                             January 31,                                 %
                                        ----------------------
                                        1996            1997             Change       Change
                                        ----            ----             ------       ------
Net Sales
---------------------
HUMMERs
  US Military                          $    46.9          56.2            9.3         19.8%
  International (1)                         23.9          33.1            9.2         38.5%
  Commercial                                17.8          17.1           (0.7)        (3.9)%
                                        --------     ---------      ---------
Total HUMMERs                               88.6         106.4           17.8         20.1%

ESP                                         19.0          17.6           (1.4)        (7.4)%
SPLO                                         6.5          10.3            3.8         58.5%
STS                                          4.9           6.6            1.7         34.7%
                                        --------     ---------      ---------
Total Net Sales                        $   119.0         140.9           21.9         18.4%


HUMMER Unit Sales
---------------------
  US Military                                836           949            113         13.5%
  International (1)                          357            74            357        100.0%
  Commercial                                 339           289            (50)       (14.7)%
                                          ------       -------        -------
Total HUMMERs                              1,532         1,952            420         27.4%


HUMMER Average Unit Selling Prices
----------------------------------
  US Military                            $56,075        59,236          3,161          5.6%
  International (1)                       67,053        46,364        (20,689)       (30.9)%
  Commercial                              52,437        59,308          6,871         13.1%
Total HUMMERs                             57,828        54,538         (3,290)        (5.7)%

(1) Includes FMS and Direct International Sales

Net Sales

The increase in net sales was due primarily to higher US and International Military HUMMERs, SPLO and STS sales offset partially by lower Commercial HUMMER sales. The increase in US Military HUMMER sales is primarily attributed to the sale of certain units which were held in inventory at the end of the Company's prior fiscal year due to delays in contract negotiations. The increase in International Military HUMMER sales is primarily attributed to the sale of the 601 units for the FMS Customer, partially offset by a decline in overall International Military HUMMER sales.

The increase in SPLO sales is primarily attributed to timing differences in US military orders. The increase in STS sales is primarily attributed to engineering services in connection with the Company's ESP contract.

Average HUMMER Unit Selling Prices

Average HUMMER unit selling prices for all HUMMERs decreased by 5.7% from the first quarter of 1996 primarily due to lower unit selling prices in connection with the 601 HUMMERs sold to the FMS Customer. Adjusting for these units the per unit selling price for all HUMMERs would have increased by 3.9%. Average HUMMER unit selling prices for the US Military increased 5.6% over the first quarter of 1996 due primarily to a higher ratio of more expensive models. Adjusting for the 601 vehicles sold to the FMS Customer, International HUMMER unit selling prices increased 2.7% over the first quarter of fiscal 1996. The increase is primarily attributed to the sale of units with more expensive options. Commercial HUMMER average unit selling prices increased 13.1% primarily due to a higher ratio of current versus prior model year vehicle sales in the first quarter of 1997. Prior model year vehicles generally have a lower unit selling price than current year models due to end of model year discounts.

Gross Profit

Gross profit was $15.4 million for the first quarter of 1997, an increase of $.2 million or 1.3% from gross profit of $15.2 million for the first quarter of 1996. The Company's gross profit margin declined from 12.7% in the first quarter of 1996 to 10.9% in the first quarter of 1997. The decrease was primarily due to the reduced ESP gross margin in connection with the Company's third quarter 1996 gross profit EAC and special layoff costs resulting from the Company's cost reduction program due to the reduction of the HUMMER production rate from 25 to 16.5 units per day.

Depreciation and Amortization

Depreciation and amortization expense was $3.5 million for the first quarter of 1997, a decrease of $1.6 million or 31.4% over depreciation and amortization expense of $5.1 million for the first quarter of 1996. The decrease was primarily due to US Military tooling for the A-2 HUMMER being fully amortized during the first quarter of 1996 under a prior HUMMER A-2 contract.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $8.7 million for the first quarter of 1997, an increase of $.5 million or 6.1% from SG&A expense of $8.2 million for the first quarter of 1996. The increase is primarily attributed to an accrual for layoff costs in connection with the Company's cost reduction plan implemented at the end of January 1997.

Operating Income

Operating income for the first quarter of 1997 was $3.2 million, an increase of $1.3 million or 68.4% from operating income of $1.9 million for the first quarter of 1996. The increase in operating income is attributed to lower depreciation and amortization expense and higher gross profits partially offset by higher SG&A costs.

Interest Income and Expense

Interest income was $.8 million higher in the first three months of 1996 compared to the first three months of 1997 because of the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory during 1996. Interest expense for the first quarter of 1997 was $4.1 million, a decrease of $.1 million or 2.4% from interest expense of $4.2 million for the first quarter of 1996. Average debt outstanding during the first quarter of fiscal 1997 was $129.8 million at a weighted average interest rate of 11.65%. Average debt outstanding during the first quarter of fiscal 1996 was $131.0 million at a weighted average interest rate of 11.83%.

Income Tax (Benefit) Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $.03 million for the first quarter of 1997, an increase of $.1 million from an income tax benefit of $.07 million for the first quarter of 1996. The increase in income tax expense was due to the increase of taxable income.

Net Loss

As discussed above, the change in net loss was primarily due to higher operating income partially offset by higher net interest expense and income taxes.

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

Cash provided by operating activities was $17.0 million for the first three months of 1997 compared to $4.8 million for the first three months of 1996. The key factors affecting cash flow from operating activities were decreases in inventory and accounts receivable partially offset by a reduction in accounts payable. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of the first three months of 1997 were significantly lower than levels at the end of the first three months of 1996 primarily due to the timely processing and acceptance of prompt payment discount terms by the government payment office.

Inventory levels at the end of the first three months of 1997 were substantially lower than levels at the end of the first three months of 1996 primarily due to the sale of HUMMERs to the FMS Customer. These units which were included in inventory and valued at $28.6 at the end of the first three months of 1996 and at $22.4 at the end of the fiscal year were completely sold by the end of the first three months of 1997. As a result of the sale to and subsequent cash receipt from the FMS Customer, the Company's liquidity has significantly improved.

During the first three months of 1997, the Company spent $.4 million on capital expenditures primarily for tooling for vehicle production, as compared to $1.2 million during the first three months of 1996. The Company expects total capital expenditures in fiscal 1997 of approximately $4.9 million to be funded from operating cash flow and availability under the Revolving Credit Facility.

At the end of the first three months of 1997, the Company implemented a plan to improve its operating results and financial liquidity. The plan includes a reduction in the HUMMER production rate on its manufacturing line, as well as a significant reduction in corporate overhead costs. Effective February 3, 1997, the HUMMER line rate was reduced from 25 to 16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers. As of the end of the first three months of 1997, the Company has no significant orders for direct international customers. The Company does not anticipate any further reductions in the HUMMER line rate for fiscal 1997.

The Company also implemented a comprehensive cost reduction plan of each of its business lines. The objective of such plan is to reduce significantly the Company's variable and fixed costs, including corporate overhead. Specifically, the Company reduced its salaried and hourly workforce in January 1997 by 143 employees and anticipates further reductions of 130 to its hourly workforce throughout the remainder of the year. Additionally, certain operations and facilities will be consolidated and eliminated. In March, the Company announced its decision to close the Indianapolis Stamping Plant on October 1, 1997. In addition to the layoffs cited above, 176 hourly and 32 salaried employees will be laid off between May and September as a result of this decision. The Company will procure its future needed stampings from various suppliers.

Management anticipates that cash flow from operations as impacted by the reduced HUMMER line rate and overhead structure, as well as availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, and is secured by eligible inventories and receivables, as defined therein. On March 14, 1997, the Company entered into an agreement which extends the Revolving Credit Facility until October 31, 1999. As of January 31, 1997, the Company had borrowings of $32.8 million outstanding and approximately $10.0 million of excess availability under the Revolving Credit Facility.

The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Part II - OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.                Description

            27            Financial Data Schedule


     (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 17, 1997             AM GENERAL CORPORATION
                                         Registrant


                                  By _________________________
                                          James A. Armour
                                       Chief Executive Officer
                                        and Chief Financial Officer
                                       Duly authorized officer and
                                       principal financial officer