Form 10-Q
period 1997-04-30
AM GENERAL CORP
filed 1997-06-16
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)
                         ____________________________

                Delaware
(State or other jurisdiction of incorporation or organization)

              35-1852615
(IRS Employer Identification No.)

      105 North Niles Avenue
       South Bend, Indiana                                    46617
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (219) 284-2907

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant; (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days.  Yes X    No
                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The aggregate market value of the voting stock held by non-affiliates of the registrant is $0. 1,000 shares of the registrant's common stock, par value $.01 per share, is outstanding as of June 14, 1997.

Documents Incorporated by reference:     None.

                             AM General Corporation
                                   Form 10-Q
                          Quarter Ended April 30, 1997

PART I - FINANCIAL INFORMATION                                                                                                     3


  ITEM 1. FINANCIAL STATEMENTS                                                                                                     3

     Consolidated Balance Sheets
     as of April 30, 1997 (unaudited) and October 31, 1996 (audited)                                                               3

     Consolidated Statements of Operations
     For the three and six months ended April 30, 1997 (unaudited) and April 30, 1996 (unaudited)                                  4

     Consolidated Statements of Cash Flows
     For the six months ended April 30, 1997 (unaudited) and April 30, 1996 (unaudited)                                            5

     Notes to Consolidated Financial Statements                                                                                    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS                                                                                                            8

     Three Months Ended April 30, 1997 ("second quarter of 1997") compared to Three Months Ended April 30, 1996 ("second
     quarter of 1996")                                                                                                            10

     Six Months Ended April 30, 1997 ("first six months of 1997") compared to Six Months Ended April 30, 1996 ("first six months
     of 1996")                                                                                                                    13

     Liquidity and Capital Resources                                                                                              16

     Forward-Looking Statements                                                                                                   17

PART II - OTHER INFORMATION                                                                                                       18

  ITEM 1. LEGAL PROCEEDINGS                                                                                                       18

     Breach of Contract                                                                                                           18

     Environmental Matter                                                                                                         18

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                                        19

SIGNATURES                                                                                                                        20


PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

-----------------------------------------------------------------------------------------------------------------
                                                                                          April 30,   October 31,
Assets                                                                                      1997          1996
-----------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
Current assets:
  Cash                                                                                $       1,841         5,867
  Accounts receivable, net                                                                   42,979        57,126
  Inventories                                                                                82,569       121,710
  Prepaid expenses                                                                            4,049         1,675
  Deferred income taxes                                                                       5,820         3,455
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                        137,258       189,833

Income taxes receivable                                                                         558         4,023
Property, plant, and equipment, net                                                          47,440        56,463
Deferred income taxes                                                                        24,439        20,488
Goodwill, net                                                                                85,728        87,871
Other assets                                                                                 13,201        14,504
-----------------------------------------------------------------------------------------------------------------
                                                                                      $     308,624       373,182
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Deficit
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                    $      35,855        59,212
  Accrued expenses                                                                           50,433        42,670
  Income taxes payable                                                                          661            44
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    86,949       101,926

Long-term debt, excluding current                                                            76,084       126,865
 maturities
Postretirement benefits other than                                                          152,643       150,134
 pensions, noncurrent portion
Other liabilities, excluding current                                                         14,517        10,219
 maturities
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           330,193       389,144
-----------------------------------------------------------------------------------------------------------------
Stockholder's deficit:
  8% cumulative preferred stock, $1,000 par value. Authorized 10,000 shares;
      issued and outstanding 5,000 shares                                                     5,000         5,000
  Common stock, $.01 par value. Authorized, issued and outstanding 900 shares                     -             -
  Paid-in capital                                                                             1,000         1,000
  Accumulated deficit                                                                       (27,569)      (21,962)
-----------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                 (21,569)      (15,962)
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------
                                                                                      $     308,624       373,182
-----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                    Three Months Ended            Six Months Ended
                                                         April 30,                    April 30,
                                                  -----------------------      ------------------------
                                                      1997         1996            1997         1996
-------------------------------------------------------------------------------------------------------


Net sales                                          $  130,862    $ 124,622      $  271,790    $ 243,670
-------------------------------------------------------------------------------------------------------

Cost and expenses:

  Cost of sales                                       117,452      108,041         241,607      211,938
  Depreciation and amortization                         3,311        4,857           6,811        9,942
  Selling, general, and administrative expenses         6,316        8,739          14,984       16,917
  Restructuring charges                                 7,641           -            9,051           -

-------------------------------------------------------------------------------------------------------
Income (loss) before interest and income taxes         (3,858)       2,985            (663)       4,873

Interest income                                            52          845             108        1,752
Interest expense                                       (3,248)      (3,965)         (7,303)      (8,179)
-------------------------------------------------------------------------------------------------------
Loss before income taxes                               (7,054)        (135)         (7,858)      (1,554)
Income tax (benefit) expense                           (2,282)         451          (2,251)         380
-------------------------------------------------------------------------------------------------------
Net loss                                           $   (4,772)  $     (586)     $   (5,607)  $   (1,934)
-------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

--------------------------------------------------------------------------------------
                                                                  Six Months Ended
                                                                     April 30,
                                                              ------------------------
                                                                   1997          1996
--------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $     (5,607)     (1,934)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Restructuring charges                                           9,051           -
     less Restructuring payments                                      (663)          -
     Depreciation and amortization of plant and equipment            4,142       7,279
     Other amortization                                              3,188       3,188
     Decrease in allowance for doubtful accounts                       (48)       (236)
     Increase (decrease) in inventory reserve                        1,229        (475)
     Deferred income taxes                                          (6,317)     (1,129)
     Amortization of bond discount                                      28          29
     Noncash other postretirement cost                               2,509       2,407
     (Gain)/Loss on sale of equipment                                   (5)         19
     Change in assets and liabilities:
        Accounts receivable                                         14,195       9,112
        Inventories                                                 38,046       2,760
        Prepaid expenses                                               168        (691)
        Other assets                                                   258        (633)
        Accounts payable                                           (23,357)    (16,510)
        Accrued expenses                                             4,152       8,763
        Income taxes                                                 4,083       1,148
        Other liabilities                                            2,898          38
--------------------------------------------------------------------------------------
Net cash provided by operating activities                           47,950      13,135
--------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                      17           4
   Capital expenditures                                             (1,183)     (2,601)
--------------------------------------------------------------------------------------
Net cash used in investing activities                               (1,166)     (2,597)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net repayments under line-of-credit agreement                   (50,810)     (5,289)
   Principal payments on senior note                                     -           -
--------------------------------------------------------------------------------------
Net cash used in financing activities                              (50,810)     (5,289)
--------------------------------------------------------------------------------------
Net change in cash                                                  (4,026)      5,249
Cash and cash equivalents at beginning of period                     5,867       1,140
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $      1,841       6,389
--------------------------------------------------------------------------------------
Supplemental disclosure of cash items
   Interest paid                                              $      6,757       2,731
   Taxes paid                                                          116         361
--------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments, including normal recurring accruals and the restructuring accrual discussed in footnote 4, considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1996.

Note 2.  Inventories

     Inventories consisted of the following:

                                                  April 30,
                                                    1997          October 31,
                                                 (Unaudited)         1996
                                                ------------      -----------

Finished Goods                                       $35,761           73,128
Service Parts                                         16,336           14,784
Extended Service Program
  Production costs of goods currently
  in process                                           3,619            3,748
Raw Materials, supplies and work in progress          31,784           33,752
                                                ------------      -----------
                                                      87,500          125,412
Less allowance for inventory obsolescence             (4,931)          (3,702)
                                                ------------      -----------
Total                                                $82,569          121,710
                                                ============      ===========

Note 3.  Reclassifications

     Certain reclassifications have been made to previously reported cost and expenses to conform to the presentation contained herein.

Note 4.  Restructuring Charge

In anticipation of continued softness in the demand for Military HUMVEEs, primarily International, the Company implemented a plan to improve its operating results and financial liquidity. The plan consists of 1) a reduction in the HUMVEE/HUMMER production rate, 2) a reduction in corporate overhead costs, and
3) a cost review of Indianapolis Stamping Plant parts based on reduced HUMVEE/HUMMER volumes.

Effective February 3, 1997, the HUMVEE/HUMMER production line rate was reduced from 25 to 16.5 units per day.

During the first six months of 1997, the Company recorded a $1.5 million restructuring charge to recognize the costs of a salary and hourly workforce reduction of 143 employees. Through the end of the first six months of 1997, $.6 million has been charged against this reserve. The Company anticipates that these costs will be paid by the end of fiscal 1997.

In March of 1997, the Company made a formal announcement of its decision to close the Indianapolis Stamping Plant. This plant supplies parts for the HUMVEE/HUMMER manufacturing facility and to a lesser degree, the Extended Service Program truck remanufacturing facility. The exit plan includes the winding up of production activities by the end of the fiscal year, the outsourcing of parts to existing stamping sources, a workforce reduction, and the disposal of the facility. The Company recorded a $7.5 million restructuring charge in the second quarter to recognize these costs. The components of this charge include: $3.4 million for the plant disposal; $3.0 million for personnel reductions; and $1.1 million for plant shutdown and other charges. The charge for personnel reductions includes the recognition of $1.4 million of Accelerated Pension Expense and a $1.6 million charge for severance benefits. Not recorded at this time are certain curtailment gains in connection with deferred benefit costs. These gains will be recorded as plant personnel are released. Charges against this reserve have been minimal through the end of the second quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE"), which it sells to the US and foreign military services. The Company also sells HUMVEEs to foreign military services ("FMS") through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling a modified version of the HUMVEE ("HUMMER") to industrial and retail users through its commercial dealer network. In 1994, the Company began selling remanufactured 2.5 ton medium tactical vehicles under the Army's Extended Service Program ("ESP")

RESTRUCTURING

In anticipation of continued softness in the demand for Military HUMVEEs, primarily International, the Company designed and implemented a comprehensive three phased plan to improve its operating results and financial liquidity. The plan includes a reduction in the HUMVEE/HUMMER production rate, a significant reduction in corporate overhead costs and a review of the impact on operating costs at the Indianapolis Stamping Plant assuming the reduced vehicle production rate. In connection with this plan, the Company recorded special charges of $1.4 million during the first quarter of 1997 and $7.6 million during the second quarter of 1997 ("Restructuring Charges").

Effective February 3, 1997, the HUMVEE/HUMMER line rate was reduced from 25 to
16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers.

The Company also implemented a comprehensive cost reduction plan of each of its business lines. The objective of such plan is to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company reduced its salaried and hourly worforce in January 1997 by 143 employees and anticipates further reductions of 130 to its hourly workforce throughout the remainder of the year. Additionally, certain operations and facilities will be consolidated and eliminated. During the first six months of 1997, the Company recorded a Restructuring Charge of $1.5 million in connection with this portion of the plan.

During the second quarter of 1997, the Company reached a decision to close its Indianapolis Stamping Plant and outsource this product as part of the cost reduction plan. In connection with this decision, the Company recorded a Restructuring Charge of $7.5 million in the second quarter of 1997. The Company's management anticipates that all production activity at the plant will cease by the end of the fiscal year. In accordance with generally accepted accounting principles, the Restructuring Charge was recorded when the decision to close the plant had been finalized and communicated. Not recorded at this time are certain curtailment gains in connection with deferred benefit costs. These gains will be recorded as plant production activity winds down and plant personnel are released.

HUMVEE/HUMMERs

From November 1, 1993 through May 7, 1995, the Company's HUMVEE/HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995 the Company reduced its production rate to 25 units per day due to lower US and international military demand. On February 3, 1997, the Company reduced its production rate from 25 to 16.5 units per day due to continued lower military demand.

From 1990 through January 31, 1997, AM General sold 49,797 HUMVEEs under its A1 Series program with the DoD. With the sale of 601 vehicles to the FMS customer in the first quarter of 1997, all units produced under the A-1 Series program have been sold.

The Company began producing the latest generation of military HUMVEEs, the A2 series, in August 1995 under a contract for 1,201 units known as the R021 Contract. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through April 30, 1997, a total of 5,722 vehicles have been ordered on the X001 Contract. The pending FY98 Defense Bill currently contains the necessary funding for the third year of this contract.

REMANUFACTURING

Extended Service Program ("ESP")

In September 1993, the Company was awarded the ESP Contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled -certain parts are reworked, others are scrapped and specific new parts are added- for every two remanufactured vehicles under this contract. As of April 30, 1997 a total of 2,571 trucks have been remanufactured and sold to the US government.

The Company accounts for the ESP Contract on the Estimate at Completion ("EAC") basis of accounting which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract (the "Booking Rate"). Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary. During the third quarter of fiscal 1996, the Company lowered its Booking Rate in accordance with this periodic review of contract costs, the result of which reduced the amount of gross profit previously recorded for the ESP Contract.

Medium Tactical Truck Remanufacture ("MTTR")

On November 10, 1996, the Company was awarded $6.9 million on a Phase I contract by the DoD to design, produce and test 10 prototype vehicles for the US Army and Marines. A competitor was awarded a similar contract. At the conclusion of the Phase I competition, both competitors will be asked to quote on a Phase II contract for the production and delivery of approximately 13,000 5-ton and 7 ton vehicles, a program valued at approximately $1.8 billion. Prototypes are scheduled for delivery for test in August 1997. The current DoD plan targets the award of the Phase II production contract in late 1998.

SPARE PARTS LOGISTICS OPERATION ("SPLO") and SYSTEMS TECHNICAL SUPPORT ("STS")

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended April 30, 1997 ("second quarter of 1997") compared to Three Months Ended April 30, 1996 ("second quarter of 1996")



                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)
                                  (unaudited)

                                Three Months Ended
                                     April 30,
                           -----------------------------
                                                                                      %
                             1997                1996            Change             Change
                           ---------           ---------       ----------        ----------
Net sales
HUMVEE/HUMMERs
   US Military               $  51.7                46.3              5.4              11.6%
   International (1)            14.9                26.2            (11.3)            (43.2)%
   Commercial                   21.8                17.8              4.0              22.5%
                           ---------           ---------       ----------
      Total                     88.4                90.3             (1.9)            (2.1)%

ESP                             20.1                18.0              2.1              11.6%
SPLO                            13.7                10.5              3.2              30.4%
STS                              8.7                 5.8              2.9              49.4%
                           ---------           ---------        ---------
      Total net sales          130.9               124.6              6.3               5.0%
                           =========           =========        =========

HUMVEE/HUMMER
Unit Sales
   US Military                   831                 872              -41              (4.7)%
   International (1)             214                 384             -170             (44.3)%
   Commercial                    360                 319               41              12.9%
                        ------------        ------------        ---------
      Total                    1,405               1,575             -170             (10.8)%

HUMVEE/HUMMERs
Average Unit Selling Prices
   US Military               $62,178              53,085            9,093              17.1%
   International (1)          69,570              68,224            1,346               2.0%
   Commercial                 60,731              55,702            5,029               9.0%
      All Models              62,933              57,306            5,627               9.8%

(1) Includes FMS and Direct International Sales

Net Sales

The increase in net sales was due primarily to higher US Military HUMVEEs and Commercial HUMMERs, SPLO, STS and ESP sales offset partially by lower International Military HUMVEE sales. The increase in US Military HUMVEE sales is primarily attributed to the higher unit selling price of Military HUMVEEs during the second quarter of 1997 compared with the unit selling price of HUMVEEs in the second quarter of 1996. The increase in the unit selling price of Military HUMVEEs is attributed to a higher concentration of the more expensive A2 HUMVEEs sold in the second quarter of 1997 under the Company's X001 contract. The increase in Commercial HUMMER sales is attributed to an increase in demand and an overall higher unit selling price due to more expensive vehicle options and a general price increase. The increase in SPLO sales is primarily attributed to timing differences of US military orders. The increase in STS sales is primarily attributed to the addition of the MTTR contract.

The decrease in International Military HUMVEE sales is primarily attributed to a general decline in International Military HUMVEE orders.

Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models increased by 9.8% from the second quarter of 1996 primarily due to higher unit selling prices for US Military HUMVEEs. Average unit selling prices for the US Military increased 17.1% over the second quarter of 1996 due primarily to a higher ratio of more expensive models and a recognition of appropriate pricing for certain modifications for a particular model (the "Vehicle Pricing Adjustment"). This Vehicle Pricing Adjustment, recorded in the second quarter of 1997, related to units delivered in the last quarter of fiscal 1996 ($.8 million) and in the first quarter of fiscal 1997 ($1.3 million). Commercial HUMMER average unit selling prices increased 9.0% primarily due to price increases on the 1997 model, a reduction of sales incentives and a higher ratio of current versus prior model year vehicle sales in the second quarter of 1997.

Gross Profit

Gross profit was $13.4 million for the second quarter of 1997, a decrease of $3.2 million or 19.3% from gross profit of $16.6 million for the second quarter of 1996. The Company's gross profit margin declined from 13.3% in the second quarter of 1996 to 10.2% in the second quarter of 1997. The decrease was primarily due to lower ESP gross profit due to the lower Booking Rate and lower absorption of HUMMER plant related costs due to the reduction of HUMVEE/HUMMER unit production partially offset by the Vehicle Pricing Adjustment.

Depreciation and Amortization

Depreciation and amortization expense was $3.3 million for the second quarter of 1997, a decrease of $1.5 million or 31.2% from depreciation and amortization expense of $4.8 million for the second quarter of 1996. The decrease was primarily due to lower amortization of US Military tooling for the A-2 HUMVEE during the second quarter of 1997. This tooling was amortized during the second quarter of 1996 under a prior HUMVEE A-2 contract.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $6.3 million for the second quarter of 1997, a decrease of $2.4 million or 27.6% from SG&A expense of $8.7 million for the second quarter of 1996. The decrease is primarily attributed to the Company's cost reduction plan implemented at the end of the first quarter of 1997. (See "Restructuring")

Restructuring charge

During the second quarter of 1997, the Company implemented specific aspects of its restructuring plan (see "Restructuring"). Specifically, the Company recorded a special charge of $7.5 million in connection with its decision to close the Indianapolis Stamping Plant and $.1 million with respect to employee layoff costs in connection with its plan to reduce corporate overhead costs. There were no comparable costs recorded by the Company during the second quarter of 1996.

Operating Loss

The Company reported an operating loss of $3.8 million for the second quarter of 1997, a decrease of $6.8 million from operating income of $3.0 million for the second quarter of 1996. The decrease in operating income is primarily attributed to the Restructuring charge and lower gross profit partially offset by lower SG&A costs and lower depreciation and amortization expense.

Interest Income and Expense

Interest expense for the second quarter of 1997 was $3.2 million, a decrease of $.7 million or 17.5% from interest expense of $4.0 million for the second quarter of 1996. Average debt outstanding during the second quarter of fiscal 1997 was $96.9 million at a weighted average interest rate of 12.23%. Average debt outstanding during the second quarter of fiscal 1996 was $125.3 million at a weighted average interest rate of 11.77%.

The revolving loan balance was $1.9 million at the end of the second quarter of 1997 a reduction of $44.7 million from the $46.6 million balance at the end of the second quarter of 1996 due to the reduction of finished goods inventory. (see Liquidity)

Interest income decreased by $.8 million in the second quarter of 1997 primarily due to higher interest income in the second quarter of 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the delay in the sale of certain inventory.

Income Tax (Benefit)/Expense

Income tax benefit/expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $2.3 million for the second quarter of 1997, a decrease of $2.7 million from income tax expense of $.4 million for the second quarter of 1996. The decrease in income tax expense was due to the decrease of taxable income.

Net Loss

As discussed above, the increase in net loss was primarily due to the Restructuring charge, lower gross profit and higher net interest expense partially offset by lower income tax, SG&A and depreciation and amortization expense.

Six Months Ended April 30, 1997 ("first six months of 1997") compared to Six Months Ended April 30, 1996 ("first six months of 1996")

                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)
                                  (unaudited)

                               Six Months Ended
                                   April 30,
                            -----------------------
                                                                          %
                              1997          1996         Change         Change
                            ---------     ---------     ---------     ----------
Net sales
HUMVEE/HUMMERs
   US Military                $ 107.9          93.2          14.7         15.8%
   International (1)             48.0          50.1          (2.1)        (4.2)%
   Commercial                    39.0          35.5           3.5          9.9%
                            ---------     ---------     ---------
      Total                     194.9         178.8          16.1          9.0%

ESP                              37.7          37.0           0.7          1.9%
SPLO                             24.0          17.0           7.0         40.9%
STS                              15.2          10.8           4.4         41.0%
      Total net sales           271.8         243.6          28.2         11.6%
                            =========     =========     =========

HUMVEE/HUMMER
Unit Sales
   US Military                  1,780         1,708            72          4.2%
   International (1)              928           741           187         25.2%
   Commercial                     649           658            (9)        (1.4)%
                            ---------     ---------     ---------
      Total                     3,357         3,107           250          8.0%

HUMVEE/HUMMER
Average Unit Selling Prices
   US Military                $60,608        54,549         6,059         11.1%
   International (1)           51,718        67,660       (15,942)       (23.6)%
   Commercial                  60,092        54,020         6,072         11.2%
      All Models               58,051        57,564           487          0.8%

(1) Includes FMS and Direct International Sales

Net Sales

The increase in net sales was due primarily to higher US Military HUMVEE, Commercial HUMMER, SPLO, STS and ESP sales offset partially by lower International Military HUMVEE sales. The increase in US Military HUMVEE sales is primarily attributed to the higher unit selling price during the first six months of 1997 compared with the unit selling price during the first six months of 1996. The increase in the unit selling price of Military HUMVEEs is attributed to a higher concentration of the more expensive A2 models sold in the second quarter of 1997 under the Company's X001 contract. The increase in

Commercial HUMMER sales is attributed to higher unit selling prices due to price increases on the 1997 model, lower sales incentives and more expensive vehicle options. The increase in SPLO sales is primarily attributed to timing differences in US military orders. The increase in STS sales is primarily attributed to the addition of the MTTR contract.

The decrease in International Military HUMVEE sales is primarily attributed to the decline in overall International Military HUMVEE sales partially offset by the sale of the 601 units for the FMS customer.

Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models increased by .8% from the first six months of 1996 primarily due to higher unit selling prices for US Military HUMVEEs and Commercial HUMMERs offset by lower unit selling prices for International HUMVEEs. Average unit selling prices for US Military HUMVEEs increased 11.1% over the first six months of 1996 due primarily to a higher ratio of more expensive models and the Vehicle Pricing Adjustment. Commercial HUMMER average unit selling prices increased 11.2% primarily due to a price increase on the 1997 model, lower sales incentives, a higher ratio of current versus prior model year vehicle sales in the first six months of 1997 and model year price increases. Average unit selling prices for International HUMVEEs decreased by 23.6% primarily due to a higher concentration of lower priced A1 HUMVEEs sold to the FMS Customer during the first six months of 1997.

Gross Profit

Gross profit was $30.2 million for the first six months 1997, a decrease of $1.5 million or 4.7% from gross profit of $31.7 million for the first six months 1996. The Company's gross profit declined from 13.0% in the first six months 1996 to 11.2% in the first six months 1997. The decrease was primarily due to lower ESP gross profit primarily due to the change in the Booking Rate, lower absorption of HUMVEE/HUMMER plant costs due to the reduction in units produced partially offset by the Vehicle Pricing Adjustment and higher gross profit in connection with the sale of the 601 units to the FMS Customer.

Depreciation and Amortization

Depreciation and amortization expense was $6.8 million for the first six months 1997, a decrease of $3.1 million or 31.3% over depreciation and amortization expense of $9.9 million for the first six months 1996. The decrease was primarily due to lower amortization of US Military tooling for the A-2 HUMVEE during the first six months 1997. This tooling was amortized during the first six months 1996 under a prior HUMVEE A-2 contract.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $15.0 million for the first six months 1997, a decrease of $1.9 million or 11.2% from SG&A expense of $16.9 million for the first six months 1996. The decrease is primarily attributed to the Company's cost reduction plan implemented at the end of the first quarter of 1997. (See "Restructuring").

Restructuring charge

During the first six months of 1997, the Company implemented specific aspects of its restructuring plan (see "Restructuring"). Specifically, the Company recorded a special charge of $7.5 million in connection with its decision to close the Indianapolis Stamping Plant and $1.5 million with respect to employee layoff costs in connection with its plan to reduce fixed and corporate overhead costs. There were no comparable costs recorded by the Company during the first six months of 1996.

Operating Loss

The Company reported an operating loss of $.7 million for the first six months 1997, a decrease of $5.5 million from operating income of $4.8 million for the first six months 1996. The decrease in operating income is primarily attributed to the Restructuring charge and lower gross profit partially offset by lower SG&A costs and lower depreciation and amortization expense.

Interest Income and Expense

Interest expense for the first six months 1997 was $7.3 million, a decrease of $.9 million or 11.0% from interest expense of $8.2 million for the first six months of 1996. Average debt outstanding during the first six months of 1997 was $113.4 million at a weighted average interest rate of 11.9%. Average debt outstanding during the first six months of 1996 was $128.2 million at a weighted average interest rate of 11.78%.

Interest income decreased by $1.6 million in the first six months 1997 primarily due to higher interest income in the first six months 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

Income Tax (Benefit)/Expense

Income tax benefit/expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $2.2 million for the first six months 1997, a decrease of $2.6 million from income tax expense of $.4 million for the first six months 1996. The decrease in income tax expense was due to the decrease of taxable income.

Net Loss

As discussed above, the increase in net loss was primarily due to the Restructuring charges, lower gross profit and higher net interest expense partially offset by lower income tax, depreciation and amortization and SG&A expense.

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital requirements, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since its inception in 1992 with cash provided by operating activities and borrowings under its Revolving Credit Facility.

Cash provided by operating activities was $47.9 million for the first six months of 1997 compared to $13.1 million for the first six months of 1996. The key factors affecting cash flow from operating activities were decreases in inventory and accounts receivable partially offset by a reduction in accounts payable. Other factors include non-cash charges to operating income including the Restructuring Charges, depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of the first six months of 1997 were slightly lower than levels at the end of the first six months of 1996 primarily due to the timely processing and acceptance of prompt payment discount terms by the government payment office.

Inventory levels at the end of the first six months of 1997 were $83.0 million, a reduction of $38.7 million or 31.8% from inventory levels of $121.7 at the end of the prior fiscal year. The improvement in inventory is attributed to the reduction of $37.4 million of finished goods, primarily due to the sale of 601 HUMVEEs for the FMS Customer during the first quarter of 1997 and by 363 units for the US Military. Additionally, the Company reduced its Commercial HUMMER finished goods inventory by 24 units in conjunction with increased sales and marketing efforts through its worldwide network of dealers and distributors.

During the first six months of 1997, the Company spent $1.2 million on capital expenditures primarily for tooling for vehicle production, as compared to $2.6 million during the first six months of 1996. The Company expects total capital expenditures in fiscal 1997 of approximately $4.9 million to be funded from operating cash flow and availability under the Revolving Credit Facility.

At the outset of fiscal 1997, the Company designed a comprehensive three phased plan to improve its operating results and financial liquidity. The plan includes a reduction in the HUMVEE/HUMMER production rate, a significant reduction in corporate overhead costs and a review of the impact on operating costs at the Indianapolis Stamping Plant assuming the reduced production rate.

Effective February 3, 1997, the HUMVEE/HUMMER line rate was reduced from 25 to
16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers.

The Company also implemented a comprehensive cost reduction plan of each of its business lines. The objective of such plan is to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company reduced its salaried and hourly workforce in January 1997 by 143 employees and anticipates further reductions of 130 to its hourly workforce throughout the remainder of the year. Additionally, certain operations and facilities will be consolidated and eliminated. During the first six months of 1997, the Company recorded special charges of $1.5 million in connection with this plan.

Upon completion of its review of operating costs affecting the Indianapolis Stamping Plant, the Company reached a decision to close the plant and outsource the parts to existing stamping sources. On March 7, the Company announced to local union officials and plant personnel its intention to close the Indianapolis Stamping Plant by the end of the fiscal year. In accordance with this decision, the Company recorded a special charge of $7.5 million during the second quarter of 1997.

Management anticipates that cash flow from operations as impacted by the reduced HUMVEE/HUMMER line rate, cost savings from the lower overhead structure, the future cost savings associated with outsourcing the Indianapolis Plant stampings as well as the availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on October 31, 1999. As of April 30, 1997, the Company had borrowings of $1.9 million outstanding and approximately $39 million of excess availability under the Revolving Credit Facility.

The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for government HUMVEE and ESP orders; volume of international and commercial orders for HUMVEE/HUMMERs; the outcome of the MTTR competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel.

PART II - OTHER INFORMATION
  ITEM 1.  LEGAL PROCEEDINGS

     Breach of Contract

     On December 30, 1991, Dial Machine & Tool, Inc. filed a complaint in the Starke County Circuit Court alleging breach of Purchase Order Agreements by the Company's predecessor. The plaintiff asserts that it was forced into bankruptcy as the result of the alleged breach. The plaintiff seeks compensatory damages of $744,103 and punitive damages of $10,000,000. A pre-trial conference has been scheduled by the Starke County Circuit Court for October 1, 1997 and a jury trial for November 5, 1997. The Company believes that the plaintiff's claims have no merit and intends to vigorously defend itself in this matter.

     Environmental Matter

     The Company has been named as a third party defendant in a lawsuit regarding Rumpke of Indiana, Inc. v. Cummins Engine Company, Inc. et al.,
     v. Monsanto Company et al. The plaintiff, Rumpke, purchaser of Uniontown Landfill in Jackson County, Indiana brought this action in the Indianapolis Division of the United States District Court for the Southern District of Indiana on October 28, 1994. The plaintiff seeks to recover environmental investigation and cleanup costs under the Federal Comprehensive Environmental Response Compensation and Liability Act from Cummins Engine Company, Inc. and other alleged generators of waste (collectively "Cummins") allegedly sent by Cummins to the Seymour Recycling Corporation Site in Seymour, Indiana ("Seymour Site"), which waste was allegedly transshipped to the Uniontown Landfill. On or about April 30, 1997, Cummins notified Monsanto Company and other parties including the Company that Cummins had filed a third party action seeking recovery for damages, response costs, attorney fees, declaratory and equitable relief in respect to claims asserted against Cummins by Rumpke or otherwise in connection with the Uniontown Landfill and/or the Seymour Site. The Company's predecessor is alleged to have disposed of waste materials at the Seymour Site.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 1997
                                            AM GENERAL CORPORATION
                                                  Registrant


                                            By_________________________
                                                  Paul J. Cafiero
                                                  Vice President and
                                                   Chief Financial Officer
                                                  Duly authorized officer and
                                                  principal financial officer