Form 10-Q
period 1997-07-31
AM GENERAL CORP
filed 1997-09-15
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)


                             ---------------------

              Delaware
(State or other jurisdiction of incorporation or organization )

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to
Form 10-K.  X
           ---
The aggregate market value of the voting stock held by non-affiliates of the registrant is $0. 1,000 shares of the registrant's common stock, par value $.01 per share, is outstanding as of September 15, 1997.

Documents Incorporated by reference:  None.

                             AM General Corporation
                                   Form 10-Q
                          Quarter Ended July 31, 1997

PART I - FINANCIAL INFORMATION                                                                      3

 ITEM 1.  FINANCIAL STATEMENTS                                                                      3

  Consolidated Balance Sheets                                                                       3

  Consolidated Statements of Operations                                                             4

  Consolidated Statements of Cash Flows                                                             5

  Notes to Consolidated Financial Statements                                                        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.                                                                              8

  Three Months Ended July 31, 1997 ("third quarter of 1997") compared to
  Three Months Ended July 31, 1996 ("third quarter of 1996")                                       10

  Nine Months Ended July 31, 1997 ("first nine months of 1997") compared to
  Nine Months Ended July 31, 1996 ("first nine months of 1996")                                    13

  Liquidity and Capital Resources                                                                  16

  Forward-Looking Statements                                                                       18

PART II - OTHER INFORMATION                                                                        18

 ITEM 1.  LEGAL PROCEEDINGS                                                                        18

          AGE DISCRIMINATION MATTER

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                         19

SIGNATURES                                                                                         20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------
                                                                                    July 31,          October 31,
Assets                                                                                1997                1996
------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Current assets:
      Cash                                                                   $           2,694               5,867
      Accounts receivable, net                                                          41,869              57,126
      Inventories                                                                       82,211             121,710
      Prepaid expenses                                                                   4,588               1,675
      Deferred income taxes                                                              5,946               3,455
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   137,308             189,833

Income taxes receivable                                                                  1,412               4,023
Property, plant, and equipment, net                                                     46,228              56,463
Deferred income taxes                                                                   24,784              20,488
Goodwill, net                                                                           84,656              87,871
Other assets                                                                            12,838              14,504
------------------------------------------------------------------------------------------------------------------
                                                                             $         307,226             373,182
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Deficit
------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable                                                       $          21,852              59,212
      Accrued expenses                                                                  51,694              42,670
      Income taxes payable                                                                 578                  44
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               74,124             101,926

Long-term debt, excluding current maturities                                            90,244             126,865
Postretirement benefits other than pensions, noncurrent portion                        154,104             150,134
Other liabilities, excluding current maturities                                         13,931              10,219
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      332,403             389,144
------------------------------------------------------------------------------------------------------------------
Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
       shares; issued and outstanding 5,000 shares                                       5,000               5,000
      Common stock, $.01 par value.  Authorized, issued and outstanding 900 shares           -                   -
      Paid-in capital                                                                    1,000               1,000
      Accumulated deficit                                                              (31,177)            (21,962)
------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                            (25,177)            (15,962)
Commitments and contingencies
------------------------------------------------------------------------------------------------------------------
                                                                             $         307,226             373,182
------------------------------------------------------------------------------------------------------------------
                            See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)



                                                        Three Months Ended             Nine Months Ended
                                                             July 31,                        July 31,
                                                       ---------------------          ---------------------
                                                         1997         1996              1997         1996
-----------------------------------------------------------------------------------------------------------

Net sales                                              $94,215       95,262           $366,005      338,932
-----------------------------------------------------------------------------------------------------------

Cost and expenses:

      Cost of sales                                     86,750       91,295            328,953      303,213
      Depreciation and amortization                      3,122        4,100              9,934       14,042
      Selling, general, and administrative               6,309        9,767             20,697       26,704
       expenses
      Restructuring charges                                 54            -              9,104            -
-----------------------------------------------------------------------------------------------------------
Loss before interest and income taxes                   (2,020)      (9,900)            (2,683)      (5,027)

Interest income                                            (57)        (785)              (165)      (2,536)
Interest expense                                         2,989        4,111             10,292       12,290
-----------------------------------------------------------------------------------------------------------
Loss before income taxes                                (4,952)     (13,226)           (12,810)     (14,781)
Income tax benefit                                       1,344        4,476              3,595        4,097
-----------------------------------------------------------------------------------------------------------
Net loss                                               $(3,608)      (8,750)          $ (9,215)     (10,684)
-----------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                           July 31,
                                                                              -----------------------------------
                                                                                     1997                 1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                             $           (9,215)            (10,684)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
             Restructuring charges                                                      9,104                   -
             less Restructuring payments                                               (1,270)                  -
             Depreciation and amortization of plant and equipment                       5,931              10,048
             Other amortization                                                         4,779               4,782
             Decrease in allowance for doubtful accounts                                  (48)               (236)
             Increase (decrease) in inventory reserve                                   1,733                (174)
             Deferred income taxes                                                     (6,787)             (4,280)
             Amortization of bond discount                                                 43                  43
             Noncash other postretirement cost                                          3,970               3,355
             (Gain)/Loss on sale of equipment                                              (5)                 31
             Change in assets and liabilities:
                     Accounts receivable                                               15,305              15,880
                     Inventories                                                       37,945               5,469
                     Prepaid expenses                                                    (249)               (940)
                     Other assets                                                         102                (331)
                     Accounts payable                                                 (37,360)            (21,371)
                     Accrued expenses                                                   5,844               8,559
                     Income taxes                                                       3,145                (291)
                     Other liabilities                                                  2,312                (529)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              35,279               9,331
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                      17                   4
      Capital expenditures                                                             (1,805)             (3,538)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (1,788)             (3,534)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net repayments under line-of-credit agreement                                   (36,664)             (4,117)
      Principal payments on senior note                                                     -                   -
-----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 (36,664)             (4,117)
-----------------------------------------------------------------------------------------------------------------
Net change in cash                                                                     (3,173)              1,680
Cash and cash equivalents at beginning of period                                        5,867               1,140
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $            2,694               2,820
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
      Interest paid                                                        $           11,871               8,995
      Taxes paid                                                                          180                 473
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

In the opinion of management, all adjustments, including normal recurring accruals and the restructuring accrual discussed in footnote 4, considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1996.


Note 2.  Inventories

     Inventories consisted of the following:

                                                                       July 31,
                                                                        1997                        October 31,
                                                                     (Unaudited)                       1996
                                                                ------------------              ----------------

Finished Goods                                                  $           34,881                        73,128
Service Parts                                                               17,671                        14,784
Extended Service Program
    Production costs of goods currently
    in process                                                               4,440                         3,748
Raw Materials, supplies and work in progress                                30,654                        33,752
                                                                ------------------              ----------------
                                                                            87,646                       125,412
Less allowance for inventory obsolescence                                   (5,435)                       (3,702)
                                                                ------------------              ----------------
Total                                                           $           82,211                       121,710
                                                                ==================              ================

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

During the first nine months of 1997, the Company recorded a $1.6 million restructuring charge to recognize the costs of a salary and hourly workforce reduction of 143 employees. Through the end of the first nine months of 1997, $1.0 million has been charged against this reserve. The Company anticipates that most of these costs will be paid by the end of fiscal 1997.

In March of 1997, the Company made a formal announcement of its decision to close the Indianapolis Stamping Plant. This plant supplies parts for the HUMVEE/HUMMER manufacturing facility and to a lesser degree, the Extended Service Program truck remanufacturing facility. The exit plan includes the winding up of production activities by the end of the fiscal year, the outsourcing of parts to existing stamping sources, a workforce reduction, and the disposal of the facility. The Company recorded a $7.5 million restructuring charge in the second quarter to recognize these costs. The components of this charge include: $3.4 million for the plant disposal; $3.0 million for personnel reductions; and $1.1 million for plant shutdown and other charges. The charge for personnel reductions includes the recognition of $1.4 million in additional pension liability and a $1.6 million charge for severance benefits. Not recorded at this time are certain curtailment gains in connection with deferred benefit costs. These gains will be recorded as plant personnel are released. Charges against this reserve have been $.3 million through the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE"), which it sells to the US and foreign military services. The Company also sells HUMVEEs to foreign military services ("FMS") through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling a modified version of the HUMVEE ("HUMMER") to industrial and retail users through its commercial dealer network. In 1994, the Company began remanufacturing 2.5 ton medium tactical vehicles under the Army's Extended Service Program ("ESP")

RESTRUCTURING

In anticipation of continued softness in the demand for Military HUMVEEs, primarily International, the Company designed and implemented a comprehensive three phased plan to improve its operating results and financial liquidity. The plan includes a reduction in the HUMVEE/HUMMER production rate, a significant reduction in corporate overhead costs and a review of the impact on operating costs at the Indianapolis Stamping Plant assuming the reduced vehicle production rate. In connection with this plan, the Company recorded special charges of $1.4 million, $7.6 million and $.1 million during the first, second and third quarters of 1997, respectively, for a total of $9.1 million. ("Restructuring Charges").

Effective February 3, 1997, the HUMVEE/HUMMER line rate was reduced from 25 to
16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers.

The Company also implemented a comprehensive cost reduction plan of each of its business lines. The objective of such plan is to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company reduced its salaried and hourly workforce in January 1997 by 143 employees and anticipates further reductions to its hourly workforce over the next several months. Additionally, certain operations and facilities will be consolidated and eliminated. Included in the above mentioned Restructuring Charge is $1.6 million in connection with this portion of the plan.

During the second quarter of 1997, the Company reached a decision to close its Indianapolis Stamping Plant and outsource this product as part of the cost reduction plan. In connection with this decision, the Company recorded as part of the above mentioned Restructuring Charge, a charge of $7.5 million in the second quarter of 1997. The Company's management anticipates that all production activity at the plant will cease by the end of the fiscal year. In accordance with generally accepted accounting principles, the Restructuring Charge was recorded when the decision to close the plant had been finalized and communicated. Total Restructuring Charges recorded in the first nine months of fiscal 1997 was $9.1 million. Not recorded at this time are certain curtailment gains in connection with deferred benefit costs. These gains will be recorded as plant production activity winds down and plant personnel are released.

During the third quarter of 1997 the Company entered into a purchase agreement with an auctioneer to sell for a guaranteed amount substantially all the machinery and equipment at the Indianapolis facility. Under the terms of this agreement, the Company received a deposit in July of 1997 and is to receive the balance of the guaranteed amount five weeks prior to the auction date which is planned for early December. The Company and the auctioneer will share in any proceeds in excess of the guaranteed amount.

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

The Company began producing the latest generation of military HUMVEEs, the A2 series, in August 1995 under a contract for 1,201 units known as the R021 Contract. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through July 31, 1997, a total of 5,746 vehicles have been ordered on the X001 Contract. Management anticipates that additional vehicles scheduled to be ordered in the fourth quarter will be on contract and delivered by the end of the fiscal year. The pending FY98 Defense Bill currently contains the necessary funding for the third year of this contract.

REMANUFACTURING

Extended Service Program ("ESP")

In September 1993, the Company was awarded the ESP Contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled-certain parts are reworked, others are scrapped and specific new parts are added-for every two remanufactured vehicles under this contract. As of July 31, 1997 a total of 2,909 trucks have been remanufactured and re-delivered to the US government.

The Company accounts for the ESP Contract on the Estimate at Completion ("EAC") basis of accounting which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract (the "Booking Rate"). Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary. During the third quarter of fiscal 1996, the Company lowered its Booking Rate in accordance with this periodic review of contract costs, the result of which reduced the amount of gross profit previously recorded for the ESP Contract. The Company has performed a review of the Booking Rate as of the third quarter of fiscal 1997. In accordance with this review, the Company made no adjustments to the Booking Rate.

Medium Tactical Truck Remanufacture ("MTTR")

On November 10, 1996, the Company was awarded $6.9 million on a Phase I contract by the DoD to design, produce and test 10 prototype vehicles for the US Army and Marines. A competitor was awarded a similar contract. At the conclusion of the Phase I competition, both competitors will be asked to quote on a Phase II contract for the production and delivery of approximately 13,000 5-ton and 7 ton vehicles, a program valued at approximately $1.8 billion. The Company delivered its prototypes for test in August 1997. The current DoD plan targets the award of the Phase II production contract in late 1998.


SPARE PARTS LOGISTICS OPERATION ("SPLO") and SYSTEMS TECHNICAL SUPPORT ("STS")

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended July 31, 1997 ("third quarter of 1997") compared to Three Months Ended July 31, 1996 ("third quarter of 1996")


                     AM General Corporation and Subsidiary
                    TABLE OF NET REVENUES AND HUMVEE/HUMMER
                            UNIT SALES INFORMATION
                    (in millions, except unit information)
                                  (unaudited)

                                                Three Months Ended
                                                     July 31,
                                           -----------------------------                                  %
                                                1997             1996               Change              Change
                                           ------------     ------------      ----------------------------------
Net sales
HUMVEE/HUMMERs
   US Military                             $       33.1             40.4                  (7.3)           (18.1)%
   International (1)                                4.1              6.7                  (2.6)           (38.8)%
   Commercial                                      17.9             18.4                  (0.5)            (2.7)%
                                           ------------     ------------      ----------------
      Total HUMVEE/HUMMERs                         55.1             65.5                 (10.4)           (15.9)%

ESP                                                17.7             15.5                   2.2              14.4%
SPLO                                               11.5              9.6                   1.9              19.8%
STS                                                10.0              4.7                   5.3             113.9%
                                           ------------     ------------      ----------------

      Total net sales                      $       94.3             95.3                  (1.0)            (1.0)%
                                           ============     ============      ================     =============


HUMVEE/HUMMER Unit Sales
   US Military                                      549              807                  (258)           (32.0)%
   International (1)                                 83              105                   (22)           (21.0)%
   Commercial                                       280              340                   (60)           (17.6)%
                                                                              ----------------     -------------
      Total HUMVEE/HUMMERs                          912            1,252                  (340)           (27.2)%
                                           ============     ============      ================     =============


HUMVEE/HUMMER Average Unit
 Selling Prices
   US Military                             $     60,262           50,057                10,205              20.4%
   International (1)                             49,349           63,705               (14,356)           (22.6)%
   Commercial                                    63,757           54,218                 9,539              17.6%
      Total                                      60,417           52,331                 8,086              15.5%

(1) Includes FMS and Direct International Sales

Net Sales

The decrease in net sales was due primarily to lower vehicle sales of US Military and International HUMVEEs and Commercial HUMMERs, offset partially by higher STS, ESP and SPLO sales. The decrease in US Military HUMVEE sales is primarily attributed to lower unit sales partially offset by higher unit selling price of Military HUMVEEs during the third quarter of 1997 compared with the unit selling price of HUMVEEs in the third quarter of 1996. The increase in the unit selling price of Military HUMVEEs is attributed to a higher concentration of the more expensive A2 HUMVEEs sold in the third quarter of 1997 under the Company's X001 contract. The decrease in International Military HUMVEE sales is primarily attributed to a general decline in International Military HUMVEE orders.

The decrease in Commercial HUMMER sales is attributed to a decline in HUMMER unit sales partially offset by an increase in unit selling prices due to more expensive vehicle options and a general price increase.

The increase in STS sales is primarily attributed to the delivery of the ESP Technical Data Package and the addition of the MTTR contract. The increase in ESP sales is primarily due to an increase in the units delivered. The increase in SPLO sales is primarily attributed to timing differences of US military orders.


Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models increased by 15.5% from the third quarter of 1996 primarily due to higher unit selling prices for US Military HUMVEEs and Commercial HUMMERs. Average unit selling prices for the US Military increased 20.4% over the third quarter of 1996 due primarily to a higher ratio of more expensive models and higher selling prices due to an annual economic price adjustment. Commercial HUMMER average unit selling prices increased 17.6% primarily due to price increases on the 1997 model and a reduction of sales incentives. Average unit selling prices for International HUMVEEs declined due to more expensive models delivered in the third quarter of 1996.

Gross Profit

Gross profit was $7.5 million for the third quarter of 1997, an increase of $3.5 million or 87.5% from gross profit of $4.0 million for the third quarter of 1996. The Company's gross profit margin increased from 4.2% in the third quarter of 1996 to 7.9% in the third quarter of 1997. The increase in gross profit is primarily due to the prior year third quarter EAC adjustment and improved Commercial HUMMER gross profit primarily due to higher unit selling prices and lower manufacturing costs. This was partially offset by lower US Military HUMVEE gross profit due to the sale of fewer units at lower gross profits primarily due to higher unabsorbed factory overhead in the third quarter of 1997 due to the change in production from 25 units to 16.5 units per day.

Depreciation and Amortization

Depreciation and amortization expense was $3.1 million for the third quarter of 1997, a decrease of $1.0 million or 24.4% from depreciation and amortization expense of $4.1 million for the third quarter of 1996. The decrease was primarily due to lower amortization of US Military A2 tooling and the reduction in unit production from 25 to 16.5 units per day effective on February 3, 1997.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $6.3 million for the third quarter of 1997, a decrease of $3.5 million or 35.8% from SG&A expense of $9.8 million for the third quarter of 1996. The decrease is primarily attributed to the Company's cost reduction plan implemented at the end of the first quarter of 1997. (See "Restructuring" and Note 4 of "Notes to Consolidated Financial Statements")

Restructuring Charge

During the third quarter of 1997, the Company recorded additional charges of $.1 million in connection with its plan to reduce corporate overhead costs as part of its overall restructuring plan (see "Restructuring" and Note 4 of "Notes to Consolidated Financial Statements"). Additionally, the Company continues to implement various aspects of its plan to close the Indianapolis Stamping Plant by the end of the fiscal year. There were no comparable costs recorded by the Company during the third quarter of 1996.

Operating Loss

The Company reported an operating loss of $2.0 million for the third quarter of 1997, an improvement in operating results of $7.9 million from an operating loss of $9.9 million for the third quarter of 1996. The improvement is primarily attributed to the special charge in connection with the change in the Booking

Rate for the ESP contract recorded in the third quarter of 1996 and lower SG&A and amortization expense during the third quarter of 1997.

Interest Income and Expense

Interest expense for the third quarter of 1997 was $3.0 million, a decrease of $1.1 million or 26.9% from interest expense of $4.1 million for the third quarter of 1996. Average debt outstanding during the third quarter of fiscal 1997 was $86.7 million at a weighted average interest rate of 12.6%. Average debt outstanding during the third quarter of fiscal 1996 was $129.1 million at a weighted average interest rate of 11.7%.

Interest income decreased by $.7 million in the third quarter of 1997 primarily due to higher interest income in the third quarter of 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the delay in the sale of certain inventory.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $1.3 million for the third quarter of 1997, a decrease of $3.1 million from income tax benefit of $4.4 million for the third quarter of 1996. The decrease in income tax benefit was due to the increase of taxable income.

Net Loss

As discussed above, the decrease in net loss was primarily due to the special charge in the third quarter of 1996 in connection with the ESP Booking Rate, lower SG&A and amortization expense, lower net interest expense partially offset by lower income tax benefit.

Nine Months Ended July 31, 1997 ("first nine months of 1997") compared to Nine Months Ended July 31, 1996 ("first nine months of 1996")




                     AM General Corporation and Subsidiary
                    TABLE OF NET REVENUES AND HUMVEE/HUMMER
                            UNIT SALES INFORMATION
                    (in millions, except unit information)
                                  (unaudited)


                                                  Nine Months Ended
                                                       July 31,
                                         -----------------------------------                                    %
                                               1997                 1996                Change                Change
                                         ---------------      --------------      ---------------       ---------------
Net sales
HUMVEE/HUMMER
   US Military                           $         141.0               133.6                  7.4                   5.6%
   International (1)                                52.1                56.8                 (4.7)                 (8.3)%
   Commercial                                       56.9                54.0                  2.9                   5.4%
                                         ---------------      --------------      ---------------
      Total HUMVEE/HUMMERs                         249.9               244.4                  5.6                   2.3%

ESP                                                 55.5                52.5                  3.0                   5.8%
SPLO                                                35.4                26.6                  8.8                  33.1%
STS                                                 25.2                15.5                  9.7                  62.6%
                                         ---------------      --------------      ---------------

      Total net sales                    $         366.0               338.9                 27.1                   8.0%
                                         ===============      ==============      ===============


HUMVEE/HUMMER Unit Sales
   US Military                                     2,329               2,515                 (186)                (7.4)%
   International (1)                               1,011                 846                  165                 19.5%
   Commercial                                        929                 998                  (69)                (7.0)%
                                         ---------------      --------------      ---------------
      Total HUMVEE/HUMMERs                         4,269               4,359                  (90)                (2.1)%
                                         ===============      ==============      ===============


HUMVEE/HUMMER Average Unit
Selling Prices
   US Military                           $        60,541              53,107                7,434                  14.0%
   International (1)                              51,523              67,169              (15,646)                (23.3)%
   Commercial                                     61,200              54,087                7,113                  13.2%
      Total HUMVEE/HUMMERs                        58,549              56,061                2,487                   4.5%

(1) Includes FMS and Direct International Sales

Net Sales

The increase in net sales was due primarily to higher US Military HUMVEE, Commercial HUMMER, SPLO, STS and ESP sales offset partially by lower International Military HUMVEE sales. The increase in US Military HUMVEE sales is primarily attributed to the higher unit selling price during the first nine months of 1997 compared with the unit selling price during the first nine months of 1996. The increase in the unit selling price of Military HUMVEEs is attributed to a higher concentration of the more expensive A2 models sold in the second and third quarters of 1997 under the Company's X001 contract. The increase in Commercial HUMMER sales is attributed to higher unit selling prices due to price increases on the 1997 model, lower sales incentives and more expensive vehicle options. The increase in SPLO sales is primarily attributed to timing differences in US military orders. The increase in STS sales is primarily attributed to the addition of the MTTR contract and the delivery of the ESP Technical Data Package.

The decrease in International Military HUMVEE sales is primarily attributed to the decline in overall International Military HUMVEE sales partially offset by the sale of the 601 units for the FMS customer.

Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models increased by 4.5% from the first nine months of 1996 primarily due to higher unit selling prices for US Military HUMVEEs and Commercial HUMMERs offset by lower unit selling prices for International HUMVEEs. Average unit selling prices for US Military HUMVEEs increased 14.0% over the first nine months of 1996 due primarily to a higher ratio of more expensive models and a recognition of appropriate pricing for certain modifications for a particular model (the "Vehicle Pricing Adjustment"). This Vehicle Pricing Adjustment, recorded in the second quarter of 1997, related to units delivered in the last quarter of fiscal 1996 ($.8 million) and in the first quarter of fiscal 1997 ($1.3 million). Commercial HUMMER average unit selling prices increased 13.2% primarily due to a price increase on the 1997 model, lower sales incentives, and a higher ratio of current versus prior model year vehicle sales in the first nine months of 1997. Average unit selling prices for International HUMVEEs decreased by 23.3% primarily due to a higher concentration of lower priced A1 HUMVEEs sold to the FMS Customer during the first nine months of 1997.

Gross Profit

Gross profit was $37.0 million for the first nine months of 1997, an increase of $1.3 million or 3.7% from gross profit of $35.7 million for the first nine months of 1996. The increase in gross profit is primarily due to the overall increase in sales, the Vehicle Pricing Adjustment and higher gross profit in connection with the sale of the 601 units to the FMS Customer partially offset by lower absorption of HUMVEE/HUMMER plant costs due to the reduction in units produced. The Company's gross profit rate declined from 10.5% in the first nine months of 1996 to 10.1% in the first nine months of 1997 primarily due to an increase in lower gross margin revenues.

Depreciation and Amortization

Depreciation and amortization expense was $9.9 million for the first nine months of 1997, a decrease of $4.1 million or 29.3% over depreciation and amortization expense of $14.0 million for the first nine months of 1996. The decrease was primarily due to lower amortization of US Military tooling for the A2 HUMVEE during the first nine months of 1997 and the reduction in unit production from 25 to 16.5 units per day which began at the beginning of the second quarter of 1997.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $20.7 million for the first nine months of 1997, a decrease of $6.0 million or 22.5% from SG&A expense of $26.7 million for the first nine months of 1996. The decrease is primarily attributed to the Company's cost reduction plan implemented at the end of the first quarter of 1997. (See "Restructuring" and Note 4 of "Notes to Consolidated Financial Statements").

Restructuring Charge

During the first nine months of 1997, the Company implemented certain aspects of its restructuring plan (see "Restructuring" and Note 4 of "Notes to Consolidated Financial Statements"). Specifically, the Company recorded a special charge of $7.5 million in connection with its decision to close the Indianapolis Stamping Plant and $1.6 million with respect to employee layoff costs in connection with its plan to reduce fixed and corporate overhead costs. There were no comparable costs recorded by the Company during the first nine months of 1996.

Operating Loss

The Company reported an operating loss of $2.7 million for the first nine months of 1997, an improvement of $2.3 million from an operating loss of $5.0 million for the first nine months of 1996. The improvement is primarily attributed to higher gross profit and lower SG&A and amortization expense substantially offset by the $9.1 million Restructuring charge.

Interest Income and Expense

Interest expense for the first nine months of 1997 was $10.3 million, a decrease of $2.0 million or 16.3% from interest expense of $12.3 million for the first nine months of 1996. Average debt outstanding during the first nine months of 1997 was $104.5 million at a weighted average interest rate of 12.5%. Average debt outstanding during the first nine months of 1996 was $128.5 million at a weighted average interest rate of 11.8%. The decrease in average debt outstanding is primarily due to the reduction of the average revolving loan balance by $23.0 million and the repurchase of $1.0 million of the Company's 12.875% Senior Notes in the fourth quarter of 1996.

Interest income decreased by $2.4 million in the first nine months of 1997 primarily due to higher interest income in the first nine months of 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $3.6 million for the first nine months of 1997, a decrease of $.5 million from income tax benefit of $4.1 million for the first nine months of 1996. The decrease in income tax benefit was due to the increase in taxable income.

Net Loss

As discussed above, the decrease in net loss was primarily due to higher gross profit, lower SG&A and amortization expense partially offset by the Restructuring charges, higher net interest expense and lower income tax benefit.

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

Cash provided by operating activities was $35.3 million for the first nine months of 1997 compared to $9.3 million for the first nine months of 1996. The key factors affecting the change in cash flow from operating activities were decreases in inventory partially offset by a reduction in accounts payable. Other factors include non-cash charges to operating income including the Restructuring Charges, depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of the first nine months of 1997 were $41.9 million, a reduction of $15.2 million or 26.7% from accounts receivable of $57.1 million at the end of the prior fiscal year. The reduction in accounts receivable is primarily due to the reduced level of sales in July due to the plant shut down in comparison with the higher level of sales in October.

Inventory levels at the end of the first nine months of 1997 were $82.2 million, a reduction of $39.5 million or 32.5% from inventory levels of $121.7 at the end of the prior fiscal year. The improvement in inventory is largely attributed to the reduction of $38.2 million of finished goods, primarily due to the sale of 601 HUMVEEs for the FMS Customer during the first quarter of 1997 and a reduction of 371 units for the US Military and 85 Commercial HUMMER units.

During the first nine months of 1997, the Company spent $1.8 million on capital expenditures primarily for tooling for vehicle production, as compared to $3.5 million during the first nine months of 1996. The Company expects total capital expenditures in fiscal 1997 of approximately $4.9 million to be funded from operating cash flow and availability under the Revolving Credit Facility.

At the outset of fiscal 1997, the Company designed a comprehensive three phased plan to improve its operating results and financial liquidity. The plan includes a reduction in the HUMVEE/HUMMER production rate, a significant reduction in corporate overhead costs and a review of the impact on operating costs at the Indianapolis Stamping Plant assuming the reduced production rate (see "Restructuring" and Note 4 of "Notes to Consolidated Financial Statements").

Effective February 3, 1997, the HUMVEE/HUMMER line rate was reduced from 25 to
16.5 units per day with an average of 12.5 units per day for the US Military and its FMS customers and 4 units per day for commercial customers.

The Company also implemented a comprehensive cost reduction plan of each of its business lines. The objective of such plan is to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, the Company reduced its salaried and hourly workforce in January 1997 by 143 employees and anticipates further reductions to its hourly workforce over the next several months. Additionally, during the third quarter, the Company closed its offices in Arlington, Virginia and continues to review opportunities to consolidate or eliminate other facilities. During the first nine months of 1997, the Company recorded special charges of $1.6 million in connection with this plan.

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

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on October 31, 1999. As of July 31, 1997, the Company had borrowings of $16.0 million outstanding and approximately $25.5 million of excess availability under the Revolving Credit Facility. During the third quarter, the revolving loan balance increased from $1.9 million at the end of the second quarter of 1997 to $16.0 million at the end of the third quarter of 1997. The increase of $14.1 million is primarily due to a reduction of accounts payable which is primarily due to lower liabilities in connection with the annual plant shut down in July and a higher level of uncleared checks at the end of the second quarter than there were at the end of the third quarter. It is the Company's practice to record uncleared checks as accounts payable.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          AGE DISCRIMINATION MATTER

          On October 23, 1996, a jury in the United States District Court for the Northern District of Indiana entered a jury verdict for plaintiff Wilson and against AM General in the amount of $238,902 in Wilson's age discrimination case. The court, on August 15, 1997, denied AM General's post-trial motions to vacate the judgment, and in addition, granted plaintiff's post-trial motions awarding him front pay in the amount of $160,194, prejudgment interest of $13,604, and attorneys' fees and costs in the amount of $56,890. On August 25, 1997, the court entered final judgment against AM General in the total amount of $469,590. On September 11, 1997, AM General filed a bond with the Court in the amount of $550,000 to stay execution of the judgment. AM General intends to file a notice of appeal to ask the United States Court of Appeals for the Seventh Circuit to reverse the entry of judgment. The appeal is expected to take approximately a year to complete.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -
         27 Financial Data Schedule

    (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 15, 1997               AM GENERAL CORPORATION
                                           Registrant


                                        By /s/ Paul J. Cafiero
                                           ----------------------
                                               Paul J. Cafiero
                                               Vice President and
                                               Chief Financial Officer
                                               Duly authorized officer and
                                               principal financial officer