Form 10-K
period 1997-10-31
AM GENERAL CORP
filed 1998-01-29
CIK 946642

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                      ---
                                  ----------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the fiscal year ended October 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]
For the transition period from ______ to ______

                       Commission file Number:  33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)

                                 -------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $0. One thousand shares of the registrant's common stock, par value $.01 per share, are outstanding as of January 29, 1998.

     Documents Incorporated by reference: None.

-------------------------------------------------------------------------------

TABLE OF CONTENTS
=============================================================================================================================
PART I                                                                                                                      1

 Item 1.  Business                                                                                                          1
 Item 2.  Properties                                                                                                        8
 Item 3.  Legal Proceedings                                                                                                 9
 Item 4.  Submission of Matters to a Vote of Security Holders                                                              11

PART II                                                                                                                    12

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.                                           12
 Item 6.  Selected Financial Data.                                                                                         13
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                           14
 Item 8.  Financial Statements and Supplementary Data                                                                      25
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                            54

PART III                                                                                                                   55

 Item 10. Directors and Executive Officers of the Registrant.                                                              55
 Item 11. Executive Compensation.                                                                                          56
 Item 12. Security Ownership of Certain Beneficial Owners and Management.                                                  58
 Item 13. Certain Relationships and Related Transactions.                                                                  58

PART IV                                                                                                                    60

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                 60

SIGNATURES                                                                                                                 63

PART I

Item 1.  Business


AM General Corporation and its wholly owned subsidiary, AM General Sales Corporation, (collectively, the "Company" or "AM General" ) is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE "(R) or "HUMMER"(R)), which it sells to the US and foreign military services and to industrial and retail users through its commercial dealer network. From the introduction of the HUMMER/HUMVEE in 1984 and through October 31, 1997, the Company has delivered 123,484 HUMVEEs in a variety of configurations to the DoD for use by the US Armed Forces, 21,709 HUMVEEs to the military services of 31 foreign countries, and 5,324 Commercial HUMMERs. In fiscal 1997, the Company sold 5,136 HUMMERs. In addition to HUMMER/HUMVEEs, the Company also remanufactures and modernizes used military vehicles and markets both technical support services and spare parts.

The Company classifies its operations into five business lines: (i) US and Foreign Military HUMVEEs, (ii) Commercial HUMMERs, (iii) Remanufacturing Extended Service Program ("ESP") (iv) Spare Parts Logistics Operations ("SPLO") and (v) Systems Technical Support ("STS"). Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein, in which the Company's net sales are summarized by business lines.

The Company recorded a $9.5 million net loss for fiscal 1997. The loss includes pre-tax a charge of $3.5 million during the fiscal year in connection with the Company's restructuring plan; the objective of which was to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, in February 1997, the Company reduced its HUMMER/HUMVEE production rate from 25 to 16.5 units per day to better match unit production with sales. The Company reduced its salaried workforce by 139 employees and its hourly workforce by 209 employees. Additionally, the Company closed its Indianapolis Stamping Plant and relocated its Washington D.C. office. See MD&A.

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco") which is 97.9% owned by Mr. Ira Leon Rennert, the Chairman and sole director of the Company and Renco, and by trusts established by him for himself and members of his family (but of which he is not a trustee). As a result of such ownership, Mr. Rennert controls the Company. The Company acquired the HUMMER/HUMVEE business in 1992. (the "Acquisition")

The Company was incorporated in Delaware in 1991, and its executive offices are located at 105 North Niles Avenue, South Bend, Indiana 46617, telephone number:
(219) 284-2907.

Business Lines

Military HUMVEE

Since its introduction in 1984, the HUMVEE has been sold to US and foreign militaries pursuant to contracts having firm fixed prices. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed-price.

The HUMVEE has been upgraded since its introduction with improved components and added features. During 1994, the Company developed and produced a new series of HUMVEE models known as the A1 Series which incorporated an increase in the payload capacity and various other enhancements. Subsequently, the Company began production of an A2 Series under contracts with the DoD including the X001 Contract which is the Company's current contract with the DoD. See MD&A

Domestic Sales; Government Contracts. Based upon currently available information from the Tank, Automotive and Armaments Command ("TAACOM"), which is an administrative agent for the US Army, management expects that the US Armed Forces will require substantially fewer HUMVEEs than were required under prior contracts. However, the Company expects the volume reduction to be partially offset by the significantly higher unit prices received in fiscal 1997. Due to the lower volumes, the prices of military HUMVEEs sold to the US and foreign governments have increased significantly. TAACOM has indicated that the US Armed Forces will require HUMVEE purchases beyond the year 2000 and currently has no plan to change the HUMVEE's mission requirements. Additionally, the US Marines have indicated an intention to purchase an annual requirement of HUMVEEs through the year 2014.

The US Army has formed an Integrated Process Team ("IPT") to study the future generation of Light Tactical Vehicles ("LTV"). Members of the IPT consist of representatives from some of the major automotive manufacturing companies, among which includes a representative of the Company. The purpose of the IPT is to establish the requirements for the next generation of LTV's. Senior members of the Army have decided that the LTV must meet the current mission profile of the HUMVEE. As a member of the IPT, the Company's representative will be working closely with the team to insure that all future requirements are met. Management believes that the next generation LTV will be an upgraded HUMVEE.

The US Army is currently performing tests on a new up-armored HUMVEE model known as the XM1114. The vehicle is in the final stages of testing and the results are scheduled to be released in the summer of 1998. The Company anticipates successful test results. Upon satisfactory completion of the tests, the Company anticipates receiving orders from the US Army.

As of October 31, 1997, the Company had a total US military backlog of 139 military HUMVEEs valued at $9.1 million compared to 268 at October 31, 1996. This reduction reflects the fact that the annual production required under the existing contract is substantially lower than annual production under prior DoD contracts. See MD&A.

International Sales. Since November 1986, the Company has sold military HUMVEEs to foreign nations, either directly or through the US Government's Foreign Military Sales ("FMS") program. The Company will continue to capitalize on the HUMVEE's proven combat performance with the US Armed Forces, the extensive offering of HUMVEE configurations and the Company's technical and logistical support services to increase sales to foreign military markets. To date, Taiwan, Saudi Arabia, Mexico, the United Arab Emirates and Kuwait have been the five largest of the Company's 31 international military customers.

The Company sells HUMVEEs in various configurations to the military services of foreign nations through the FMS program and its direct sales force and local representatives. The FMS program is part of the US Government's security assistance program, which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 1997 and October 31, 1996, there were no significant FMS and direct sales backlogs. In fiscal 1997, international military HUMVEE sales accounted for approximately 23.3% of total HUMMER/HUMVEE unit sales and 21.1% of net HUMMER/HUMVEE sales. Management believes that foreign military services will continue to purchase HUMVEEs because they are competitive in the market as evidenced by the fact that it is the only light TWV being purchased in quantity by the US military and they are the best vehicles available.

In fiscal 1995, the Company manufactured 768 HUMVEEs for a particular customer sponsored by the FMS program. Due to contractual difficulties with the specific FMS customer (the "FMS Customer"), there were significant delays in the shipment of these units. As a result, the Company's finished goods inventory was increased at October 31, 1995 and October 31, 1996 beyond normal operating levels. Moreover, such delay resulted in the Company borrowing the maximum amount permitted under its Revolving Credit Facility. In October 1996, 167 of such units were sold to the FMS Customer. In the first quarter of fiscal 1997, the remaining 601 units were sold to the FMS Customer. See MD&A- Liquidity and Capital Resources

Commercial HUMMERs

In October 1992, the Company broadened the market for the HUMMER by developing and introducing a commercial version of the HUMMER. The Company's engineering staff has improved and adapted the military HUMMER for industrial and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the Commercial HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. The Company sold 112 Commercial HUMMERs in fiscal 1992, 576 in fiscal 1993, 756 in fiscal 1994, 1,241 in fiscal 1995, 1,404 in fiscal 1996 and 1,276 in fiscal 1997 primarily through its network of approximately 86 domestic and international dealerships and distributors. As of October 31, 1997, AM General had a total backlog of 52 Commercial HUMMERs valued at $2.8 million compared to 94 on October 31, 1996. In fiscal 1997, Commercial HUMMER sales accounted for approximately 24.8% of total HUMMER/HUMVEE unit sales and 26.4% of net HUMMER/HUMVEE sales.

Commercial HUMMERs are functionally equivalent to the A2 Series military HUMVEE with modifications to comply with FMVSS for Class III (gross vehicle weight ("GVW") of 10,000 to 14,000 pounds) trucks and to satisfy commercial customer requirements relating to safety, comfort and convenience. In addition to the standard HUMMER models, Commercial HUMMERs have been configured as fire fighting and rescue vehicles, ambulances, snowplowing vehicles; and to carry a variety of equipment and tools such as man-lifts and backhoes.

Since February 1995, the Company has issued six recalls regarding design problems with certain mechanical features of the Commercial HUMMER. The total cost to the Company of the six recalls is estimated to be approximately $573,000 of which $303,000 has been incurred as of October 31, 1997. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future Commercial HUMMER sales.

The Company currently markets four models of the Commercial HUMMER, which include two-passenger and four-passenger hard-tops, a four-door wagon and an open-top sport model with suggested retail prices ranging from $52,000 to $85,000, depending on options. The Company provides customer service, spare parts and warranties to its commercial customers through its dealer network.

The commercial market consists of individuals, government agencies and industrial users located in the US and overseas which require or desire the HUMMER's enhanced off-highway mobility, durability and payload capacity. Targeted customers include businesses engaged in the mining, electric utility, fire and rescue, oil and gas exploration, and heavy construction industries as well as non-DoD government agencies such as Federal Emergency Management, in addition to state and local fire, police and park service departments.

The Company markets Commercial HUMMERs in the retail and fleet markets through a network of dealers located throughout the United States and international distributors primarily in the Middle East, South America and Canada. As of October 31, 1997 the Company had approximately 52 domestic dealerships and 34 international distributors. Management intends to strengthen its Commercial HUMMER distribution network by improving its dealer base.

To date, the Company has experienced modest sales in the fleet market. The Company attributes the lack of fleet sales to various issues including unit-selling price, lack of maintenance history on the vehicle, as well as competitive products available to prospective customers. Given the magnitude of the fleet market potential, management will continue to devote marketing resources to penetrate the fleet market.


Remanufacturing

The Company entered the remanufacture and modernization market in September 1993, upon being awarded the contract for the DoD's Extended Service Program ("ESP" program). That contract called for the Company to rebuild and deliver remanufactured and modernized 2-1/2-ton trucks by disassembling trucks provided by the DoD. The Company has entered into this business in response to the US Government's declining defense budget and, as a result thereof, the US Government's desire to remanufacture and modernize existing vehicle fleets in lieu of procuring new vehicles. As of October 31, 1997, the Company remanufactured and delivered 3,321 units to the DoD. As of October 31, 1997, the US Army had exercised options for 1,820 additional remanufactured trucks which accounts for the increase in the contract value from $154 million which represents 2,483 units to $245 million or 4,303 units. In the US Army's tests, the Company's ESP trucks met or exceeded all requirements and performed comparably to new US Army 2-1/2-ton trucks at a unit price of approximately 40% less than that of a new vehicle.

The Company will pursue additional rebuild opportunities similar to the ESP program where it can act as prime contractor to remanufacture and modernize other aging military vehicles. The Company anticipates that Congress and the DoD will continue to support the rebuild strategy as an economical means to modernize its TWV fleet. In that regard, on November 20, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build ten prototype vehicles for the Medium Tactical Truck Remanufacture ("MTTR") program for the US Army and Marine Corp. A competitor was awarded a similar contract. These awards are the first phase of a remanufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion. The Company delivered ten prototype vehicles for testing purposes under the Phase I contract in August 1997. The DoD will award the final contract to the manufacturer of its choice in late 1998. The Company anticipates a very high level of competition for this award. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles and contractor with TAACOM.

In addition to the MTTR, other rebuild opportunities are expected to include the HUMVEE, as well as other Company and non-Company manufactured military vehicles as such vehicles age over the next decade.

SPLO and STS

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO and STS sales. In fiscal 1997, SPLO and STS accounted for approximately 10.9% and 7.7%, respectively, of net sales.

SPLO provides comprehensive after-market service, training and technical publications for Company products on a worldwide basis. The services include supplying spare parts for vehicles manufactured by the Company and for non-AM General manufactured vehicles, including HUMMER/HUMVEEs, 2-1/2- and 5-ton trucks and others. In addition, the Company provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

STS is a full service engineering organization providing comprehensive technical support and engineers to TAACOM, with contracts on both wheeled and tracked vehicles, including medium and heavy trucks, the HUMVEE, the M1 Abrams tank, and the M9 Armored Combat Earthmover. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

Industry

Since World War I, the US and foreign military forces have used TWVs for transporting personnel, supplies and equipment in battlefield conditions. The TWV fleet has evolved from numerous body styles and payloads to three basic classifications - light (less than 2-1/2 tons), medium (2-1/2 ton and 5-ton) and heavy (greater than 5 tons). Each of the three classifications serves basic utility functions on the battlefield. Generally, commercial trucks are not suited to military use or military procurement standards.

In the early 1980s, the US Army began its largest peacetime TWV fleet modernization program in history. The escalation in US Army truck requirements can be directly attributed to (i) a transition in the US Armed Forces' basic fighting strategy and (ii) newly established roles for trucks as weapon system platforms and as the transport component of medical, electronics and intelligence systems. The US Armed Forces fighting doctrine has shifted from "forward deployment" (i.e., maintaining large bases worldwide) in the Cold War Era to "force projection" (e.g., the Gulf War) which calls for rapid deployment and forced entry with fast moving main attacks on enemy fronts. As a result of this fighting doctrine, the US Army established two major hardware initiatives for ground attacks emphasizing speed and high mobility - the Bradley fighting vehicle and the M1 Abrams main battle tank. At the time, no military trucks (light, medium or heavy) existed that could match the expected speed and mobility of the Bradley and Abrams vehicles. This led to the development of the design specification for the HUMVEE. The HUMVEE is the only light TWV being acquired in quantity by the US Armed Forces.

At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army is modernizing its medium TWV fleet by procuring new 2-1/2-ton and 5-ton trucks, and by implementing the ESP program through the Company to refurbish old 2-1/2-ton vehicles.

AM General was the first company to be awarded a major remanufacturing contract by the US Army and is currently the only company rebuilding 2-1/2 ton vehicles for the US Army under its ESP program. The remanufacturing concept has received widespread acceptance in the US Armed Forces and Congress. As such, the US Army and Marine Corp. are sponsoring the MTTR program as discussed above to remanufacture 5-ton and 7-ton trucks. The Company and a competitor were awarded contracts to manufacture prototypes as discussed above for the MTTR contract.

In an effort to accelerate the procurement of new 2-1/2 and 5-ton vehicles, TAACOM announced its intention to stage a competition for and award a second source for the Family of Military Tactical Vehicle ("FMTV") program. When selected in late 1998, the second source will be awarded a base number of vehicles to manufacture. In 2003, the second source will compete with the current source on the remaining program requirements; the winner of which will be awarded 60% of the remaining program vehicles while the other will receive 40%. The Company intends to compete vigorously for the FMTV second source award.

Research and Development

The Company believes that its technical expertise and engineering resources are a competitive advantage, which has enabled the Company to successfully procure business contracts with the US government. In addition to its STS operations, which are dedicated to TAACOM, the Company also maintains an independent research and development ("R&D") department at its Livonia, Michigan facility to conduct R&D activities.

Manufacturing Process and Raw Materials

At the Company's Mishawaka, Indiana facility, HUMMER/HUMVEE vehicles are manufactured on a highly automated truck-assembly production line. Major vehicle components and parts are procured from outside vendors and delivered to the Mishawaka facility. Stamped body parts are bonded, painted and treated for corrosion protection either at a body shop located within the Mishawaka facility or at outside vendors. HUMMER/HUMVEE chassis frames are assembled and joined with engine components on a chassis assembly line. The addition of all other body parts or trim (steering wheel, seats, windshields, grill, etc.) to the chassis and engine platform, as well as painting operations, are conducted on separate assembly lines within the facility. All HUMMER/HUMVEE vehicles, both military and commercial, undergo testing before delivery to the customer.

Approximately 72.5% of the Company's cost of manufacturing HUMMER/HUMVEE vehicles consist of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. Approximately 23% of the Company's total purchased materials are supplied by various divisions of General Motors Corporation. These materials include engines, transmissions, steering and electronic components. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

Competition

As the sole manufacturer of the HUMVEE for the US Armed Forces for more than eleven years, the Company believes that currently it remains the dominant US manufacturer in supplying light TWVs to the DoD and is one of only a few manufacturers on a worldwide basis. Management believes that the HUMMER/HUMVEE offers enhanced mobility and dependability at a lower cost than any of its international competitors.

The Company's Commercial HUMMER competes as a highly specialized vehicle within an established, competitive four-wheel drive vehicle marketplace. There are a number of domestic and foreign manufacturers of four-wheel drive vehicles, which have recognized models, established distribution, sales, service and warranty administration systems in place. By virtue of its design, the Commercial HUMMER offers off-highway mobility and durability far beyond the capabilities of competing trucks, which are designed primarily for on-highway use. The Company's commercial marketing efforts attempt to demonstrate and exploit this value in order to penetrate the markets for Class II and Class III four-wheel drive trucks.

The domestic and international markets for remanufacturing and modernization services are not fully established. Presently, the Company believes that it has established a strong competitive position for its 2-1/2-ton ESP program. The Company is in competition with a competitor for the 5-ton and 7-ton MTTR remanufacturing contract to be awarded in late 1998. The Company anticipates a very high level of competition for this award. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles and contractor with TAACOM. Competition in SPLO is highly fragmented among a large number of small independent suppliers.

Seasonality and Payment

The Company's business is generally not seasonal. The Company builds military vehicles subject to medium and long term contracts which have fixed prices. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed price, normally with a specific delivery schedule. Payments are usually due thirty days after delivery, except in the case of direct international sales, for which payment is received shortly after shipment pursuant to letters of credit opened by the customer in favor of the Company at the time of the placement of the order.

Export sales to unaffiliated customers represent a significant portion of the Company's total net sales. See notes 1(a) and 17 of the notes to Consolidated Financial Statements contained herein. Currency and economic problems in certain parts of the world may adversely impact future export volume.

Payment for sales to Commercial HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either voluntary or mandatory repurchase agreements. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. At October 31, 1997, the mandatory repurchase agreements covered 105 Commercial HUMMERs with a total value at dealer cost of $7.1 million.

Employees

As of October 31, 1997, the Company had 452 salaried employees and 937 hourly employees. Of the 1,389 employees, 280 provide general administrative services including legal, finance, human resources, and other corporate functions. All of the Company's hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The Company's labor contract for the Mishawaka HUMMER/HUMVEE and SPLO operations expires in

September 1998. The Company believes that its relations with employees are satisfactory.

In a cooperative effort between labor and management employees, the Company entered into an ESP labor contract in February 1993 which provided for reduced pay and benefits, as well as less restrictive work rules. Subsequently, in May 1996, the Company and the UAW entered into a new nine-year labor agreement for the ESP remanufacturing operation. Management believes that this new labor agreement will make the Company more competitive in future remanufacturing opportunities, including the MTTR contract.

Item 2.  Properties

The Company operates two manufacturing facilities and five support locations which include its headquarters in South Bend, Indiana, as well as sales, warehouse, training, engineering, and other non-manufacturing operations.

The Company's principal manufacturing facility is the HUMMER/HUMVEE plant, situated on approximately 96 acres in Mishawaka, Indiana. The major tooling and materials handling equipment, assembly lines, robotics and computer controls involved in the manufacture of HUMMER/HUMVEE vehicles are located at the Mishawaka facility. The HUMMER/HUMVEE facility has a single shift capacity of between 50 and 70 units per day depending on the model configuration of orders currently being received by the Company. The Company reduced the production rate from 25 to 16.5 units per day effective February 3, 1997. See MD&A

The Commercial HUMMER finishing facility is also located in Mishawaka, adjacent to the HUMMER/HUMVEE plant. Mishawaka is also the site of a one-mile, asphalt-paved test track. Additionally, the Company's SPLO operations are located in Mishawaka at a separate facility.

The Company maintains a dedicated remanufacturing facility in South Bend for its ESP operations. The Company increased capacity at its ESP plant from 5 to 7 remanufactured vehicles per day. The Company is presently operating at 6.2 units per day.

The Company operates a test track in South Bend located near the ESP facility, which had been leased by the Company. The Company exercised its option to purchase the test track for a nominal amount and subsequently purchased the land on November 6, 1997. The acquired property was immediately transferred to the Chippewa Corporation ("Chippewa"), a wholly owned subsidiary of the Company, and leased by the Company from Chippewa. Prior to the purchase, the Company conducted environmental testing of the site, the conclusions of which indicated
little if any contamination occurring during its occupancy.    Environmental
agencies are currently reviewing these and other test results. The Company does not anticipate that the result of those tests will have a material adverse effect on the Company.

In March 1997, the Company notified employees at the Indianapolis Stamping and Assembly Plant that it was closing the Indianapolis plant. In September, the Company closed the facility in Indianapolis that produced stampings for aluminum and steel vehicle body parts used in the production of HUMMER/HUMVEEs, as well as for sub-assemblies for other vehicles. Those parts produced at the facility have been outsourced to various stamping suppliers currently producing parts for the Company. The machinery and equipment at the facility were sold at auction at a guaranteed price of $2.8 million. An agreement was reached on December 23, 1997 with respect to the sale of the land and building for $1.4 million to a local developer. The sale is expected to close in February, 1998. See MD&A

The Company's STS and R&D operations are located in Livonia, Michigan, which is approximately 28 miles from TAACOM's facility. In addition to providing convenience to its primary customer, TAACOM, the personnel at the Livonia facility act as a liaison between the Company's management in South Bend and TAACOM.

The Company considers its facilities and equipment generally to be in good operating condition. All of the Company's facilities are leased from unrelated third parties except for the Mishawaka Commercial HUMMER finishing facility and the test track in Mishawaka which the Company owns and the South Bend test track which is leased by the Company from the Chippewa Corporation, a wholly owned subsidiary of the Company.

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

On December 18, 1995, the Company through its legal counsel filed a motion for summary judgment with respect to the claim. As of January 1998, the Company had not received a response to its Motion for Summary Judgment. The parties are discussing the possibility of resolving this dispute through an alternate dispute resolution procedure wherein the parties would have the dispute decided by an arbitrator(s).

Although the Company believes that it will prevail in the litigation there can be no assurance as to the outcome of such litigation. An adverse decision on the claim could have a material adverse effect on the Company.

DJ-5 Litigation

In March 1996, the Company instituted an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York seeking a preliminary and permanent injunction against the prosecution against the Company of three state court actions, in Virginia, Texas and California, claiming damages as a result of vehicular accidents allegedly involving DJ-5 postal delivery vehicles sold by the US Government to private parties (the state court plaintiffs in such actions being herein called the "DJ-5 plaintiffs"). One state court action involves a fatality and the other two involve serious personal injuries. The Company has never manufactured or sold DJ-5 vehicles or any parts therefor, and the agreement, approved by the Bankruptcy Court, pursuant to which the Company acquired certain assets and assumed certain liabilities in April 1992 from a former AM General Corporation (herein with its ultimate parent the LTV Corp. called "LTV") expressly provided that the Company acquired no DJ-5 assets and assumed no DJ-5 liabilities (two additional actions involving DJ-5 vehicles have since been commenced). Nevertheless, the DJ-5 plaintiffs have asserted a "successor liability" claim against the Company. Also, in March 1996, LTV brought an adversary proceeding in the Bankruptcy Court (the "LTV Action") seeking a preliminary and permanent injunction against the prosecution against LTV of actions claiming damages as a result of vehicular actions allegedly involving a DJ-5.

On May 1, 1996 the Bankruptcy Court entered a preliminary injunction in the Company's action preliminarily enjoining the prosecution of the state court actions against the Company and a preliminary injunction in the LTV Action preliminarily enjoining the prosecution of the state court actions against LTV. The Company's action for a permanent injunction and the LTV Action for a permanent injunction continue. The DJ-5 plaintiffs appealed the grant of the preliminary injunctions in the two actions to the United States District Court for the Southern District of New York contending that the Bankruptcy Court lacked jurisdiction to issue the preliminary injunctions. On September 30, 1997, the District Court issued its opinion and order affirming the jurisdiction of the Bankruptcy Court to issue the preliminary injunctions. The DJ-5 plaintiffs have appealed the Order of the District Court to the United States Court of Appeals for the Second Circuit, and the appeal is pending.

In October 1997, LTV moved in its proceeding in the Bankruptcy Court against the DJ-5 plaintiffs for summary judgment against the DJ-5 plaintiffs pursuant to the so-called "government contractor" defense (that the DJ-5's were manufactured pursuant to government specifications and that therefore the manufacturer has immunity from product liability claims).

In December 1997, the Company moved in its proceeding in the Bankruptcy Court against the DJ-5 plaintiffs for an order declaring that if the government contractor defense is applicable to LTV, the Company has no "successor company" liability to the DJ-5 plaintiffs.

These last two motions are pending in the Bankruptcy Court.

Product Recall

In March 1995, the Company became aware of a problem with the Commercial HUMMER accelerator and promptly reported the matter to the National Institute of Highway Traffic Safety. The problem affects all non-turbo diesel engine HUMMERs, (approximately 3,300 vehicles) and management estimates the cost of this recall at $287,000. Management does not expect that the recall will have a material adverse effect on future Commercial HUMMER sales.

Breach of Contract

On December 30, 1991, Dial Machine & Tool, Inc. filed a complaint in the Starke County, Indiana Circuit Court alleging breach of Purchase Order Agreements by the Company's predecessor. The plaintiff asserts that it was forced into bankruptcy as the result of the alleged breach. The plaintiff seeks compensatory damages of $744,103 and punitive damages of $10,000,000. The judge suggested the parties mediate this dispute. The parties have agreed to a mediator and mediation is scheduled for February 24, 1998.

Age Discrimination Claim

William Wilson filed an age discrimination suit against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination in Employment Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson $238,902 in back pay. The court awarded Mr. Wilson the following additional amounts: $13,604 in pre-judgement interest; $160,194 in front pay; and $56,890 in attorney's fees. The Company has appealed the judgement. The appellate court has scheduled oral arguments for February 1998.

Government Investigation

In November 1990, the US Government informed the Company's predecessor that the US Government was conducting an investigation of Electro Transfer System, Inc. ("ETS"), of South Bend, Indiana, a supplier of electrical wiring components for the HUMMER/HUMVEE. In November 1991, the US Government and ETS informed the predecessor that the engine harnesses previously supplied by ETS did not conform with the applicable specifications. The predecessor took prompt corrective action in November 1991 to prevent a continuation or recurrence of the nonconforming condition.

In April 1996, the Company was informed by the US Government that the Company was the subject of an investigation seeking to determine whether the predecessor's employees were aware of the subcontractor's nonconformance. The Company cooperated fully with the government investigation.

In October 1997, U.S. District Court Judge Robert L. Miller Jr. accepted a plea agreement from ETS in which ETS agreed to plead guilty to one count of defrauding the US Government and admitted that it manufactured and sold to the predecessor non-conforming parts. On December 11, 1997 the Company was advised by the US Government of its decision to discontinue the government investigation in connection with the Company's subcontracts for wiring harnesses for military vehicles.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established trading market for the Company's common stock. As of January 29, 1998, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 1996 and 1997. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 9 of the Consolidated Financial Statements contained herein.

Item 6.  Selected Financial Data.

The following table sets forth certain summary financial and other data of the Company for each of the years in the five year period ended October 31, 1997. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.

                                                                                 Fiscal Year Ended
                                                                                    October 31,
                                                       1993            1994             1995             1996               1997
(dollars in millions)
Statement of Operations Data
Net Sales                                              572.9           454.4            411.7            462.4              468.2
Gross Profit (b)                                        76.4            65.4             56.0             42.9               43.2
Depreciation and Amortization                           17.7            15.1             15.8             16.8               12.7
Selling, General and Administrative Expenses            37.4            38.5             36.3             37.3               26.2
Special termination benefits                               -               -                -              3.2                0.1
Restructuring charges                                      -               -                -                -                3.5
Operating Income (Loss) (c)                             20.3            11.6              3.8            (14.4)               0.7
Interest Expense, Net                                   10.4             8.2             10.7             13.9               13.2
Income Tax Expense (Benefit)                             4.1             3.0             (0.4)            (8.7)              (3.0)
Income (Loss) before Extraordinary Item                  5.8             0.4             (6.5)           (19.6)              (9.5)
Extraordinary  Item, net of Income Taxes of                -               -              3.0                -                  -
Net Income (Loss)                                        5.8             0.4             (3.5)           (19.6)              (9.5)

Balance Sheet Data
Working Capital                                         16.7             2.5             98.1             87.9               55.9
Property Plant and Equipment, net                       66.5            64.6             62.8             56.5               44.9
Total Assets                                           301.4           295.5            372.7            373.2              316.3
LTV Creditor Trust Obligations                          46.6            43.3                -                -                  -
Total Debt (d)                                          71.2            51.4            126.9            126.9               83.2
LTV Creditor Trust Stock (e)                             5.3             6.4                -                -                  -
Stockholder's Equity (Deficit)                          12.4            13.2              3.6            (16.0)             (25.5)

(a) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).
(b) Operating Income represents earnings before interest and provision (benefit) for income taxes.
(c) Total Debt includes the Revolving Credit Facility, the discounted value of the LTV Creditor Trust Obligations, Senior Notes issued at acquisition and the 12 7/8% Senior Notes due 2002 issued in April 1995 (the "Refinancing"). See the Company's audited consolidated financial statements and related notes thereto included elsewhere herein.
(d) Represents a put obligation of the Company to repurchase the LTV Creditor Trust Stock which was purchased in the Refinancing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

AM General is the largest supplier of light tactical wheeled vehicles for the DoD. The Company is the original designer and sole manufacturer of the HUMMER/HUMVEE. The Company also sells HUMVEEs to foreign military services through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network.

From 1990 through October 31, 1997, AM General sold 49,797 HUMVEEs under its A1 Series program with the DoD. All production under that contract was completed by April 30, 1996 at which time 768 vehicles produced for the one FMS Customer remained in finished inventory. In the fourth quarter of fiscal 1996, 167 of the vehicles were sold to the FMS Customer, and the balance of 601 vehicles were sold in January 1997.

From November 1, 1993 through May 7, 1995, the Company's HUMMER/HUMVEE production rate was approximately 47 units per day, including 35 units per day for the US Military and its FMS customers. On May 8, 1995, the Company reduced its HUMMER/HUMVEE production rate to 25 units per day due to lower US and international military demand. On February 3, 1997, the Company further reduced its HUMMER/HUMVEE production rate from 25 to 16.5 units per day due to continued lower international military demand.

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The X001 contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through December 1997, a total of 7,277 vehicles have been ordered on the X001 Contract. The FY98 Defense Bill currently contains the necessary funding for the third year of this contract.

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

In September 1993, the Company was awarded the ESP Contract, the first multi-year contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of October 31, 1997, a total of 3,321 trucks have been remanufactured and delivered to the US government. As of October 31, 1997, the US Army had exercised options for 1,820 additional remanufactured trucks which accounts for the increase in the contract value from $154 million which represents 2,483 units to $245 million which represents 4,303 units.

The Company accounts for the ESP Contract on the Estimate At Completion ("EAC") basis which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the MTTR program for the US Army and Marine Corp. A competitor was awarded a similar contract. These awards are the first phase of a re-manufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion.

Prototypes were delivered for test in August 1997. The DoD will award the final contract to the manufacturer of its choice in late 1998. The Company anticipates a very high level of competition for this award. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles and contractor with TAACOM.

Results of Operations

Twelve Months Ended October 31, 1997 ("fiscal 1997") Compared with Twelve Months Ended October 31, 1996 ("fiscal 1996")


                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMMER/HUMVEE Unit Sales Information
                    (in millions, except unit information)


                                                        Fiscal Year Ended
                                                            October 31,                                           %
                                                      1996              1997               Change               Change
Net Sales
HUMMER/HUMVEEs
   US Military                                       $ 169.9             159.7               (10.2)               (6.0)
   International (1)                                    87.2                64               (23.2)              (26.6)
   Commercial                                           75.6              80.1                 4.5                 6.0
      Total HUMMER/HUMVEEs                             332.7             303.8               (28.9)               (8.7)

ESP                                                     71.3              77.3                 6.0                 8.5
SPLO                                                    39.0                51                12.0                30.8
STS                                                     19.4              36.1                16.7                86.1
      Total Net Sales                                $ 462.4             468.2                 5.8                 1.3


HUMMER/HUMVEE Unit Sales
   US Military                                         3,200             2,664                (536)             (16.8)%
   International (1)                                   1,370             1,196                (174)             (12.7)%
   Commercial                                          1,404             1,276                (128)              (9.2)%
      Total HUMMER/HUMVEEs                             5,974             5,136                (838)             (14.1)%

HUMMER/HUMVEE Average Unit Selling
 Prices
   US Military                                       $53,094            59,947               6,853                12.9%
   International (1)                                  63,650            53,544             (10,106)             (15.9)%
   Commercial                                         53,846            62,774               8,928                16.6%
      Total HUMMER/HUMVEEs                            55,691            59,159               3,468                 6.3%



(1) Includes FMS and Direct International Sales

Net Sales

The increase in net sales was due primarily to the increase in STS, SPLO, ESP and Commercial HUMMER sales partially offset by lower direct international and US Military sales. The increase in STS sales is primarily attributed to the Phase I contract revenues in connection with the MTTR truck re-manufacturing program, the delivery of technical data package drawings in connection with the ESP program and the delivery of technical manuals translated for a FMS customer. The increase in SPLO sales is primarily attributed to an increase in US Government Military spare parts contracts in connection with the Company's continued focus on this segment of its business. The increase in ESP sales is attributed to the delivery of more units in the current fiscal year than were delivered in the prior fiscal year. The increase in Commercial HUMMER sales is attributed to the increase in average selling prices due to a general price increase and lower sales incentives.

The decrease in direct international HUMVEE sales is attributed to continued softness in the demand for light tactical vehicles. The decrease in US Military HUMVEE sales is primarily attributed to fewer units sold due to the change in the production rate because of lower unit orders from the military partially offset by higher unit selling prices. The higher unit selling prices are attributed to engineering changes in connection with the A2 Series HUMVEE.

Average HUMMER/HUMVEE Unit Selling Prices

Average HUMMER/HUMVEE unit selling prices for all HUMMER/HUMVEEs increased 6.3% from fiscal 1996 primarily due to increases in the average selling price for US Military HUMVEEs and Commercial HUMMERs partially offset by a reduction in the average selling price of direct international units. Average selling prices for the US Military increased 12.9% over fiscal 1996 due primarily to higher selling prices in connection with engineering changes for the A2 Series HUMVEE sold under the X001 Contract. Average HUMVEE unit selling prices for international sales decreased 15.9% primarily due to a higher priced model mix in fiscal 1996 which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 16.6% primarily due to lower sales incentives, a general price increase and a sales mix of more expensive models.

Gross Profit

Gross profit was $43.2 million for fiscal 1997, an increase of $.3 million from gross profit of $42.9 million for fiscal 1996. The Company's gross profit margin for fiscal 1997 remained the same as that for fiscal 1996 at 9.3%. Changes within the attributes of gross profit resulted from the increased selling prices of the average HUMMER/HUMVEE unit and in US Military spare parts sales partially offset by higher costs in connection with unabsorbed overhead costs due to the reduction in the HUMMER/HUMVEE production line rate.

Depreciation and Amortization

Depreciation and amortization expense was $12.7 million for fiscal 1997, a decrease of $4.1 million or 24.4% over depreciation and amortization expense of $16.8 million for fiscal 1996. The decrease was primarily due to lower tooling amortization expense in connection with the A2 Series HUMVEE which was fully amortized in the prior year, reduced depreciation expense associated with reduced capital spending and lower tooling amortization in connection with the reduction in the unit production rate from 25 to 16.5 units per day.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $26.2 million for fiscal 1997, a decrease of $11.1 million or 29.8% from SG&A expense of $37.3 million for fiscal 1996. The decrease was primarily due to lower expenses in connection with merchandising and sales promotions, lower expenses resulting from the Company's restructuring plan and lower independent research and development expense with respect to the MTTR program.

Special Termination Benefits

In connection with modifications in its labor agreement in fiscal 1996, the Company offered special retirement benefits to certain hourly employees who met specific service requirements. The Company recorded special charges of $.1 million in fiscal 1997 and $3.2 million in fiscal 1996 to reflect the enhanced special termination benefits for pension and health care related costs.

Restructuring Charges

During fiscal 1997, the Company recorded $3.5 million of charges in connection with its restructuring plan; the objective of which was to significantly reduce the Company's variable and fixed costs, including corporate overhead. Specifically, in February 1997, the Company reduced its HUMMER/HUMVEE production rate from 25 to 16.5 units per day to better match unit production with sales. The Company reduced its salaried workforce by 139 employees and its hourly workforce by 209 employees. Additionally, the Company outsourced the production of certain components, closed its Indianapolis Stamping Plant and relocated its Washington D.C. office. There were no restructuring charges recorded in fiscal 1996.


Operating Income (Loss)

The Company had operating income of $.7 million for fiscal 1997, an increase of $15.1 million from an operating loss of $14.4 million for fiscal 1996. The improvement in operating income was primarily due to lower SG&A expense, lower depreciation and amortization expense, and lower charges in connection with special termination benefits, partially offset by the restructuring charge.

Interest Income and Expense

Interest expense for fiscal 1997 was $13.5 million, a decrease of $3.0 million or 18.2% from interest expense of $16.5 million for fiscal 1996. Average debt outstanding for fiscal 1997 was $102.3 million at a weighted average interest rate of 12.1%. Average debt outstanding for fiscal 1996 was $128.6 million at a weighted average interest rate of 12.8%. The decrease in average debt outstanding is primarily due to the overall reduction in inventory levels primarily due to the completion of the sale of 601 units to the FMS Customer during the first quarter of fiscal 1997. See "liquidity and Capital Resources". Interest income decreased by $2.3 million primarily due to the higher level of interest income in fiscal 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the units held in inventory.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $3.0 million for fiscal 1997, a decrease of $5.7 million from an income tax benefit of $8.7 million for fiscal 1996. The decrease in income tax benefit was due to the increase of taxable income primarily attributed to higher operating income as discussed above.

Net Loss

The net loss for fiscal 1997 was $9.5 million, a reduction of $10.1 million from a net loss of $19.6 million in fiscal 1996. As discussed above, the improvement in net loss is primarily due to the improvement in operating income and lower net interest expense partially offset by a lower income tax benefit.

Twelve Months Ended October 31, 1996 ("fiscal 1996") Compared with Twelve Months Ended October 31, 1995 ("fiscal 1995")



                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMMER/HUMVEE Unit Sales Information
                    (in millions, except unit information)

                                                   Fiscal Year Ended
                                                      October 31,                                                %
                                               1995                 1996                Change                Change
  Net Sales
  HUMMER/HUMVEEs
     US Military                               155.1                169.9                14.8                   9.5%
     International (1)                          86.6                 87.2                 0.6                   0.7
     Commercial                                 62.5                 75.6                13.1                  21.0
        Total HUMMER/HUMVEEs                   304.3                332.7                28.4                   9.3

  ESP                                           33.2                 71.3                38.1                 114.8
  SPLO                                          49.8                   39               (10.8)                (21.7)
  STS                                           24.5                 19.4                (5.1)                (20.8)
        Total Net Sales                        411.7                462.4                50.7                  12.3


  HUMMER/HUMVEE Unit Sales
     US Military                               4,196                3,200                (996)                (23.7)
     International (1)                         2,078                1,370                (708)                (34.1)
     Commercial                                1,241                1,404                 163                  13.1
        Total HUMMER/HUMVEEs                   7,515                5,974              (1,541)                (20.5)

  HUMMER/HUMVEE
     US Military                              36,964               53,094              16,130                  43.6
     International (1)                        41,675               63,650              21,975                  52.7
     Commercial                               50,363               53,846               3,484                   6.9
        Total HUMMER/HUMVEEs                  40,492               55,691              15,199                  37.5

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

The increase in US Military HUMVEE sales is primarily attributed to the higher unit selling prices for A2 Series HUMVEEs which the Company began selling in the fourth quarter of fiscal 1995. The increase in Commercial HUMMER sales is attributed to price increases and the Company's continued marketing and dealer development efforts which resulted in an increase in the number of units sold.

Direct international HUMVEE military sales remain unchanged primarily due to the continued low level of demand by foreign countries. The reduction in SPLO sales is directly attributed to a large international delivery during fiscal 1995 and the present low level of direct international HUMVEE sales. Direct International vehicle contracts generally contain concurrent provisions for spare parts. The decline in STS sales is primarily attributed to higher than normal sales during fiscal 1995.

Average HUMMER/HUMVEE Unit Selling Prices

Average HUMMER/HUMVEE unit selling prices for all HUMMER/HUMVEEs increased 37.5% from fiscal 1995 primarily due to a significant increase in the average selling price for US Military and International units. Average HUMVEE unit selling prices for the US Military increased 43.6% over fiscal 1995 due primarily to higher negotiated selling prices for the X001 Contract. The higher average unit selling prices are attributed to directed changes by the US Military and TAACOM for the A2 SERIES model along with higher fixed overhead costs due to the reduction in unit production. Additionally, sales during fiscal 1996 included the higher priced Expanded Capacity Vehicle ("ECV") HUMVEE variants. Average HUMVEE unit selling prices for international sales increased 52.7% primarily due to a higher priced model mix which included highly modified vehicles for one direct international customer. Commercial HUMMER average unit selling prices increased 6.9% primarily due to the availability of additional options and a 2.5% increase in selling prices late in the 1995 model year followed by a 2.5% increase for the 1996 model year. Both 1995 and 1996 models were sold during fiscal 1996.

Gross Profit
Gross profit was $42.9 million for fiscal 1996, a decrease of $13.1 million or 23.4% from gross profit of $56.0 million for fiscal 1995. The Company's gross profit margin declined from 13.6% for fiscal 1995 to 9.3% for fiscal 1996. The decrease includes an adjustment to lower the Company's estimated profit at completion for its ESP program (the "EAC Adjustment") and lower gross margins on Commercial HUMMER sales due to higher warranty costs and increased sales incentives.

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

During fiscal 1996 the Company recorded a charge of $3.3 million in connection with higher than anticipated Commercial HUMMER warranty costs. Also, the Company incurred higher sales incentive costs in connection with its Commercial HUMMER marketing efforts.

Depreciation and Amortization

Depreciation and amortization expense was $16.8 million for fiscal 1996, an increase of $1.0 million or 6.3% over depreciation and amortization expense of $15.8 million for fiscal 1995. The increase was primarily due to higher depreciation associated with recent capital additions and higher tooling amortization associated with the increase in ESP production.

Selling, General and Administrative

SG&A expense was $37.3 million for fiscal 1996, an increase of $1.0 million or 2.8% from SG&A expense of $36.3 million for fiscal 1995. The increase was primarily due to higher professional service and legal costs.

Special Termination Benefits

In connection with modifications in its labor agreement the Company offered special retirement benefits to certain hourly employees who met specific service requirements. The Company recorded a special charge of $3.2 million to reflect the enhanced special termination benefits for pension and health care related costs. There was no similar expense recorded in fiscal 1995.

Operating Income (Loss)

The Company had an operating loss of $14.4 million for fiscal 1996, a decrease of $18.2 million from operating income of $3.8 million for fiscal 1995. The decline in operating income was primarily due to the decrease in gross profits as discussed above, the special termination benefits, higher depreciation and amortization expense and higher SG&A expenses.

Interest Income and Expense

Interest expense for fiscal 1996 was $16.5 million, an increase of $4.1 million or 33% from interest expense of $12.4 million for fiscal 1995. Average debt outstanding for fiscal 1996 was $128.6 million at a weighted average interest rate of 12.8%. Average debt outstanding for fiscal 1995 was $99.4 million at a weighted average interest rate of 12.45%. The increase in average debt outstanding is primarily due to the Company's use of cash to fund the net loss, the increase in accounts receivable and the continued high level of inventory, a substantial portion of which was produced in fiscal 1995 for the FMS Customer. Also, the Company continued to incur interest expense on the unsold inventory in connection with the finished goods inventory for the FMS Customer throughout most of the fiscal year. See "-Liquidity and Capital Resources-. Interest income increased by $.9 million primarily due to the acceptance by the DoD and the FMS Customer of interest expense associated with the 768 units held in inventory.

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

Income (Loss) Before Extraordinary Item

As discussed above, the net loss before the extraordinary item for fiscal 1996 compared to fiscal 1995 was primarily due to the operating loss in fiscal 1996 as opposed to an operating income in fiscal 1995 and higher net interest expense partially offset by a higher income tax benefit.

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

Cash provided by operating activities was $38.7 million for fiscal 1997 compared to $10.0 million in fiscal 1996. The key factors affecting cash flow from operating activities were changes in operating income and working capital requirements. The primary sources of cash flow in fiscal 1997 resulted from reductions in inventory and accounts receivable, an increase in accrued expenses and non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses. Cash flow provided from operations was partially offset by reductions in accounts payable and other liabilities, as well as funding the Company's net loss.

Accounts receivable levels at the end of fiscal 1997 were $4.5 million lower than levels at the end of fiscal 1996 primarily due to higher than normal accounts receivable at the end of fiscal 1996 which was due to higher than normal sales in the latter part of fiscal 1996 partially offset by higher unbilled receivables at the end of fiscal 1997 in connection with US government directed modifications of A2 SERIES HUMVEEs.

Net inventory levels at the end of fiscal 1997 were $87.3 million or $34.4 million lower than net inventory levels of $121.7 at end of fiscal 1996. The reduction in inventory is primarily attributed to the reduction of finished goods inventory and raw materials. The reduction in finished goods is primarily due to the shipment of 601 HUMVEEs held in inventory for the FMS Customer at the end of fiscal 1996 and sold in the first quarter of fiscal 1997.

For fiscal 1997, the Company spent $2.4 million on capital expenditures primarily for tooling costs in connection with vehicle production, as compared to $5.2 million for fiscal 1996 which included a higher than normal amount of tooling in connection with the A2 SERIES HUMVEE. During fiscal 1997, the Company sold the machinery and equipment at the Indianapolis facility and collected the proceeds of $2.8 million. The Company expects an increase in total capital expenditures over that during fiscal 1997 of between $3 and $5 million in fiscal 1998. Part of the increased use of capital is attributable to the Company's plan to convert to information systems compliant with year 2000 requirements. The Company anticipates that all capital requirements will be funded from operating cash flow and availability under the Revolving Credit Facility.

Management anticipates that cash flow from operations as well as availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined in the Credit Agreement, and expires on October 31, 1999. As of October 31, 1997, the Company had borrowings of $8.9 million outstanding under the Revolving Credit Facility. As of January 23, 1998 the Company's loan balance under the Revolving Credit Facility was $19.9 million. The increase in the revolver from October 31, 1997 reflects a temporary increase in finished goods inventory due to a delay in contract negotiations for the delivery of certain HUMVEE units built for a customer.

The Revolving Credit Agreement contains numerous covenants and prohibitions that will impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness.. The indenture governing the outstanding 12-7/8% Senior Notes also imposes limitations on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Year 2000 Business Matters

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and/or converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and/or converted. Costs in connection with such modifications and/or conversion will not have a material adverse impact on the Company. However, if such modifications and/or conversion are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Inflation and Seasonality

In general, the Company's cost of sales and SG&A expenses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes that since April 1992, such effects have not been material to the Company.

The Company's business generally is not seasonal except for a scheduled two-week plant closure during July to accommodate annual maintenance requirements.

Impact of New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statements are applicable to all entities, both public and private, and are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

The Company will adopt both Statements in fiscal 1999. Upon adoption, reclassification of financial statements for earlier periods may be required.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for government HUMVEE and ESP orders; volume of international and commercial orders for HUMMER/HUMVEEs; the outcome of the MTTR competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel.

     Item 8.  Financial Statements and Supplementary Data

Index To Financial Statements
--------------------------------------------------------------------------------

                                                                        Page
                                                                        ----
Consolidated Statements of Operations for the years ended
 October 31, 1995, 1996 and 1997...................................      26
Consolidated Balance Sheets as of October 31, 1996 and 1997........      27
Consolidated Statements of Stockholder's Equity for the years ended
 October 31, 1995, 1996 and 1997...................................      28
Consolidated Statements of Cash Flows for the years ended
 October 31, 1995, 1996 and 1997...................................      29
Independent Auditors' Report.......................................      53

Notes to Consolidated Financial Statements......................... 26 through 52

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)


                                                                            Year ended October 31
                                                                            ---------------------
                                                                          1995      1996      1997
----------------------------------------------------------------------------------------------------
Net sales                                                              $ 411,683   462,406   468,173
----------------------------------------------------------------------------------------------------
Cost and expenses:
 Cost of sales                                                           355,724   419,476   424,967
 Depreciation and amortization                                            15,811    16,609    12,713
 Selling, general, and administrative expenses                            36,253    37,256    26,178
 (Gain) loss on sale of equipment                                            102       255        (6)
 Special termination benefits                                                 --     3,246       152
 Restructuring charges                                                        --        --     3,495
----------------------------------------------------------------------------------------------------
Income (loss) before interest, income taxes and
 extraordinary item                                                        3,793   (14,436)      674
Interest income                                                            1,707     2,596       280
Interest expense                                                         (12,370)  (16,454)  (13,508)
----------------------------------------------------------------------------------------------------
Loss before income taxes and extraordinary item                           (6,870)  (28,294)  (12,554)

Income tax benefit                                                          (435)   (8,683)   (3,013)
----------------------------------------------------------------------------------------------------
Loss before extraordinary item                                            (6,435)  (19,611)   (9,541)

Extraordinary item, net of income taxes                                    2,965        --        --
----------------------------------------------------------------------------------------------------
Net loss                                                               $  (3,470)  (19,611)   (9,541)
----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)


                                                                October 31
                                                             ------------------
                    Assets                                     1996      1997
-------------------------------------------------------------------------------

Current assets:
  Cash                                                       $  5,867     1,190
  Accounts receivable, net                                     57,126    52,661
  Inventories                                                 121,710    87,299
  Prepaid expenses and other assets                             1,675     2,802
  Deferred income taxes                                         3,455     6,198
-------------------------------------------------------------------------------
Total current assets                                          189,833   150,150

Income taxes receivable                                         4,023     1,379
Property, plant, and equipment, net                            56,463    44,920
Deferred income taxes                                          20,488    24,354
Goodwill, net                                                  87,871    83,585
Other assets                                                   14,504    11,870
-------------------------------------------------------------------------------

                                                             $373,182   316,258
-------------------------------------------------------------------------------

    Liabilities and Stockholder's Deficit
-------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                             59,212    33,784
  Accrued expenses                                             42,714    60,510
-------------------------------------------------------------------------------
Total current liabilities                                     101,926    94,294
Long-term debt                                                126,865    83,195
Postretirement benefits other than pensions,
  noncurrent portion                                          150,134   150,702
Other liabilities, noncurrent portion                          10,219    13,570
-------------------------------------------------------------------------------
Total liabilities                                             389,144   341,761
-------------------------------------------------------------------------------

Stockholder's deficit:
  8% cumulative preferred stock, $1,000 par
    value. Authorized 10,000 shares; issued and
    outstanding 5,000 shares                                    5,000     5,000
  Common stock, $.01 par value. Authorized
    1,000 shares; issued and outstanding 900 shares                --        --
  Paid-in capital                                               1,000     1,000
  Accumulated deficit                                         (21,962)  (31,503)
-------------------------------------------------------------------------------
Total stockholder's deficit                                   (15,962)  (25,503)

Commitments and contingencies (notes 7 and 15)
-------------------------------------------------------------------------------
                                                             $373,182   316,258
-------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Note to Consolidated Financial Statements
(Dollar amounts in thousands)

                                                                                                 Total
                                        8%                                          Retained     stock-
                                    cumulative                          Minimum     earnings    holder's
                                    preferred     Common   Paid-in      pension   (accumulated   equity
                                      stock       stock    capital     liability     deficit)   (deficit)
---------------------------------------------------------------------------------------------------------
Balance at October 31, 1994          $ 9,000          --     1,000       (240)         3,435      13,195

Net loss                                  --          --        --         --         (3,470)     (3,470)

Dividends                                 --          --        --         --         (2,160)     (2,160)

Minimum pension                           --          --        --        158             --         158

Obligation for put accretion              --          --        --         --           (156)       (156)

Purchase of 100 shares of common
 stock                                    --          --        --         --             --          --

Retirement of 4,000 shares of
 preferred stock                      (4,000)          --       --         --             --      (4,000)
---------------------------------------------------------------------------------------------------------
Balance at October 31, 1995            5,000           --    1,000        (82)        (2,351)      3,567

Net loss                                  --           --       --         --         (19,611)   (19,611)

Minimum pension                           --           --       --         82             --          82
---------------------------------------------------------------------------------------------------------
Balance at October 31, 1996            5,000           --    1,000         --         (21,962)   (15,962)

Net loss                                  --           --       --         --          (9,541)    (9,541)
---------------------------------------------------------------------------------------------------------
Balance at October 31, 1997          $ 5,000           --    1,000         --         (31,503)   (25,503)
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

                                                                       Year ended October 31
                                                                       ---------------------
                                                                     1995      1996       1997
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities (note 20)    $(47,721)   10,081     38,663
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                  --          6      2,818
     Capital expenditures                                          (8,101)   (5,216)    (2,431)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                (8,101)   (5,210)       387
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings (repayments) under line-of-credit agreement    43,712       856    (43,727)
     Proceeds from issuance of senior note, net of expenses        69,275       --         --
     Purchase of common stock and related put obligation           (6,522)      --         --
     Repayment of LTV Creditors Trust obligations                 (29,657)      --         --
     Principal payments on 12-7/8% senior notes                       --     (1,000)       --
     Principal payments on closing note                           (15,198)      --         --
     Dividends paid                                                (2,160)      --         --
     Retirement of preferred stock                                 (4,000)      --         --
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                55,450      (144)   (43,727)
-----------------------------------------------------------------------------------------------
Net change in cash                                                   (372)    4,727     (4,677)
Cash and cash equivalents at beginning of year                      1,512     1,140      5,867
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $  1,140     5,867      1,190
-----------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
     Interest paid                                               $ 12,350    10,553     12,416
     Taxes paid                                                       --        474        453
-----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies and Practices

     (a) Description of Business

     The primary business of AM General Corporation (the Company) is to manufacture Hummer/(R)/ vehicles in Indiana. Currently, the Company is manufacturing Hummer/(R)/ vehicles for the Department of Defense (DoD) under a multiple year requirements contract extending through October 31, 2000 (with funds appropriated through September 1998). Such vehicles are enhanced from the previous Hummer/(R)/ contract and carry a higher per unit sales price. The Company also sells Hummer/(R)/ vehicles and parts to friendly foreign nations through the Department of Defense or on a direct basis. AM General Sales Corporation, a wholly-owned subsidiary of the Company, sells Hummer/(R)/ vehicles to the general public through its network of fifty-three domestic dealers and thirty-four international distributors at October 31, 1997. Currently, the Company is refurbishing two and one-half ton trucks under a contract, the Extended Service Program
     (ESP), with the Department of Defense extending through June 1998. (See also note 17).

     The mix of sales for each of the years in the three year period ended October 31, 1997 is as indicated in the following analysis:

--------------------------------------------------------------
                                            October 31
                                            ----------
                                       1995    1996    1997
--------------------------------------------------------------
     Hummer/(R)/ vehicles:
          DoD                           38%     37%     33%
          FMS (foreign military sales)   8      12      14
          International direct          13       7       1
          Commercial                    15      16      17
     ESP                                 9      16      18
     Service parts and other            17      12      17
--------------------------------------------------------------

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

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

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

     Inventoried costs relating to the ESP contract are stated at the actual production cost, including factory overhead, incurred to date reduced by amounts identified with revenue recognized on units delivered. General and administrative costs are not included in inventories applicable to the ESP contract. The costs attributed to units delivered under the ESP contract are based on the estimated average cost of all units expected to be produced. The Company's estimates of total contract costs are reviewed periodically, however, the amounts the Company will ultimately realize could differ from the amounts at October 31, 1997, if actual costs differ from Company estimates or the production schedule is modified.

     (e)  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets commencing in the year subsequent to acquisition. Leasehold improvements are amortized over the shorter of the lease terms or estimated useful lives of the assets using the straight-line method.

     Useful lives for property, plant and equipment are as follows:

-------------------------------------------------------------------------------
          Buildings                             40 years
          Machinery, equipment, and fixtures    10 to 12 years
          Vehicles                              5 years
          Dealer signage                        10 years
          Tooling                               Units expected to be produced
-------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

     (f)  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $19,289 and $23,575 at October 31, 1996 and 1997, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g)  Other Assets

     The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 6) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

     (h)  Accounts Payable

     The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $6,641 and $5,621 at October 31, 1996 and 1997, respectively.

     (i)  Revenue Recognition

     Revenue under U.S. Government and foreign military fixed-price production contracts relating to the sale of Hummer/(R)/ vehicles is recorded when specific contract terms are fulfilled and title passes by either delivery or acceptance, with cost of sales recognized based upon unit cost. Revenue under sales of commercial Hummer/(R)/ vehicles is recorded when vehicles are shipped and title passes to dealers.

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

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)
--------------------------------------------------------------------------------

     (j)  Research and Development

     Research and development costs are expensed as incurred. Research and development costs amounted to $5,594, $5,643 and $1,856 for the years ended October 31, 1995, 1996 and 1997, respectively.

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

     The Company has defined contribution 401(k) savings plans for all salaried employees and substantially all hourly employees.

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

AM GENERAL CORPORATION AND SUBSIDIARY
Note to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------
     (m) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (n) Impairment of Long-Lived Assets

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(2)  Refinancing

     On April 27, 1995, the Company issued $75,500 of Senior Notes due 2002. Proceeds were used as follows:


--------------------------------------------------------------------------------
     Debt expenses                                                  $  5,851
     Debt discount                                                       402
     Reduction in the revolving line-of-credit                        16,141
     Retire adjustment note, profit participation agreement
      and noncompete covenant                                         40,424
     Acquire common stock and related put obligation                   6,522
     Payment of cumulative preferred stock dividends                   2,160
     Redemption of 4,000 shares of preferred stock                     4,000
--------------------------------------------------------------------------------

                                                                    $ 75,500
--------------------------------------------------------------------------------

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

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------


(3)  Accounts Receivable

     Components of accounts receivable are as follows:

-------------------------------------------------------------------------------
                                                               October 31
                                                               ----------
                                                           1996           1997
-------------------------------------------------------------------------------
     Receivables from the U. S. Government under
      long-term contracts:
       Amounts billed or billable                        $37,365         22,142
       Recoverable costs accrued--not billed               4,662          2,289
       Unrecovered costs subject to future negotiation     4,694         17,327
     Commercial customers--amounts billed:
      Foreign                                              4,666          3,044
      Dealers                                              2,432          3,322
      Service parts                                           31             21
     Other receivables                                     3,674          4,866
-------------------------------------------------------------------------------
                                                          57,524         53,011
     Less allowance for doubtful accounts                   (398)          (350)
-------------------------------------------------------------------------------
                                                          $57,126        52,661
-------------------------------------------------------------------------------

     Recoverable costs accrued--not billed--are comprised principally of revenue amounts recognized on deliveries under contracts which were not billable at the balance sheet date due to the timing provisions under the related contracts.

     Unrecovered costs subject to future negotiation primarily includes revenues recognized on contracts under which changes were directed by customers. Prices for these changes and for other related contract claims are currently being negotiated with the customers.

     Substantially all billed and unbilled receivables are expected to be collected within the next 12 months.

AM GENERAL CORPORATION AND SUBSIDARY
Notes to Consoldiated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(4)  Inventories

     Inventories consist of the following:
--------------------------------------------------------------------------------
                                                            October 31
                                                            ----------
                                                          1996      1997
--------------------------------------------------------------------------------

     Finished goods                                     $ 73,128   42,528
     Service parts                                        14,784   16,451
     Extended Service Program--
        Production costs of goods currently in process     3,748    4,574
     Raw materials, supplies, and work in progress        33,752   28,153
--------------------------------------------------------------------------------
                                                         125,412   91,706

     Less allowance for inventory obsolescence            (3,702)  (4,407)
--------------------------------------------------------------------------------

                                                        $121,710   87,299
--------------------------------------------------------------------------------

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

(5)  Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:

--------------------------------------------------------------------------------
                                                              October 31
                                                              ----------
                                                            1996      1997
--------------------------------------------------------------------------------

     Land                                               $  1,498       917
     Buildings                                             4,558     2,911
     Machinery, equipment, and fixtures                   29,184    21,890
     Leasehold improvements                                8,635     8,856
     Vehicles                                              3,380     3,092
     Construction in progress                                191        69
     Dealer signage                                          292       342
     Tooling                                              56,305    57,689
--------------------------------------------------------------------------------
                                                         104,043    95,766
     Less accumulated depreciation and amortization      (47,580)  (50,846)
--------------------------------------------------------------------------------
                                                        $ 56,463    44,920
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDARY
Notes to Consoldiated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     Tooling, net of related amortization, of $10,665 and $10,668 at October 31, 1996 and 1997, respectively, was required for vehicles being sold to the general public. This tooling is being amortized over 20,000 commercial units expected to be sold.

(6)  Other Assets

     Other assets consist of the following:

--------------------------------------------------------------------------------
                                                            October 31
                                                            ----------
                                                           1996    1997
--------------------------------------------------------------------------------

     Noncompete covenant, net                           $ 5,661   4,631
     Deferred loan costs, net:
         Senior notes due 2002                            4,510   3,690
         Revolving line-of-credit                           323     208
     Preproduction cost, net:
         Commercial vehicles for the general public       1,283   1,192
         Extended service program                           897      74
     Performance bonds                                    1,441   1,566
     Intangible pension asset                               275      --
     Organizational cost, net                                 5      --
     Other                                                  109     509
--------------------------------------------------------------------------------

                                                        $14,504  11,870
--------------------------------------------------------------------------------

     The noncompete covenant resulted from the acquisition of the Hummer business on April 30, 1992, and is being amortized over ten years. Accumulated amortization was $4,631 and $5,661 at October 31, 1996 and 1997, respectively. Deferred loan costs were incurred in connection with the revolving line-of-credit and the senior notes due 2002 and are being amortized over three and seven years, respectively. Accumulated amortization was $1,639 and $2,674 at October 31, 1996 and 1997, respectively. Deferred loan costs include a $2,000 fee paid to The Renco Group, Inc. for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

     Preproduction cost represents cost incurred prior to the production of the related vehicle and includes labor and overhead relating to developing production facilities. These costs are being amortized over the contract life for the military vehicles and over the 20,000 estimated units to be sold to the general public. Accumulated amortization was $493 and $1,407 at October 31, 1996 and 1997, respectively.

AM GENERAL CORPORATION AND SUBSIDARY
Notes to Consoldiated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(7)  Leases

     The Company has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 1995, 1996 and 1997 aggregated approximately $5,919, $5,060 and $5,040, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1997 are:
--------------------------------------------------------------------------------
          Year ending
          October 31                                          Amount
--------------------------------------------------------------------------------

             1998                                             $5,075
             1999                                              3,482
             2000                                                394
             2001                                                  8

--------------------------------------------------------------------------------

Total minimum lease payments                                  $8,959
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDARY
Notes to Consoldiated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(8)  Accrued Expenses

     Components of accrued expenses are as follows:

--------------------------------------------------------------------------------
                                                                  October 31
                                                                  ----------
                                                                1996    1997
--------------------------------------------------------------------------------

     Modifications payable                                    $ 5,831  14,654
     Excess of estimated average production cost of ESP
         units expected to be produced over the cost of
         delivered units (note 4)                               2,859   7,103
     Warranty                                                   5,233   5,219
     Current portion of other post employment benefits          5,000   5,000
     Interest on senior notes                                   4,796   4,819
     Wages, bonuses, and payroll taxes                          3,151   3,606
     Vacation                                                   3,418   2,977
     Taxes other than on income                                 3,290   2,772
     Insurance                                                  1,634   2,327
     Sales incentives                                           3,257   2,204
     Restructuring reserve                                         --   1,927
     Accrued loss on engineering contracts                         --   1,301
     Purchase requirements                                        884   1,290
     Pension liability                                             --     420
     Management fee due to Renco Group, Inc.                      100     100
     Other                                                      3,261   4,791
--------------------------------------------------------------------------------

                                                              $42,714  60,510
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDARY
Notes to Consoldiated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(9)  Long-term Debt

     Long-term debt consists of:

                                                                 October 31
                                                               --------------
                                                                1996     1997
--------------------------------------------------------------------------------

     Revolving line-of-credit, interest at prime plus 1-3/4%,
       payable in full on October 31, 1999                    $ 52,677   8,950
     12-7/8% senior notes due 2002, discounted $402 to yield
       13%, interest payable semi-annually on May 1 and
       November 1                                               74,188  74,245
--------------------------------------------------------------------------------

                                                               126,865  83,195
     Less current maturities of long-term debt
--------------------------------------------------------------------------------
                                                              $126,865  83,195
--------------------------------------------------------------------------------

     The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. At October 31, 1996, the Company had borrowed substantially all amounts available under the aforementioned percentages; approximately $31,839 is available at October 31, 1997. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and general intangibles. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination.

     The senior notes are unsecured and are redeemable at a premium at the Company's option after May 1, 1999 and at the face amount after May 1, 2001. The Company will be obligated to offer to repurchase senior notes at a price of 101% of the face amount if there is a change in control or if at the end of each twelve month period ended April 30, the Company has excess cash flow, as defined. During fiscal 1996, senior notes with a face amount of $1,000 were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve month period ended April 30, 1996. In fiscal 1997, the Company was not required to repurchase any bonds.

     The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth. At October 31, 1997, the Company was in compliance with all the financial covenants.

     Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 1996 and 1997.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     The Company's outstanding letters of credit totaled $4,487 and $4,505 at October 31, 1996 and 1997, respectively. Of this amount, $4,470 and $4,470 at October 31, 1996 and 1997, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.



(10) Other Liabilities

--------------------------------------------------------------------------------
                                                                October 31
                                                                ----------
                                                             1996        1997
--------------------------------------------------------------------------------
     Pension liability                                     $ 5,882       8,587
     Deferred compensation                                     279         133
     Other                                                   4,058       4,850
--------------------------------------------------------------------------------

                                                           $10,219      13,570
--------------------------------------------------------------------------------

(11) Preferred Stock

     The preferred stock of the Company, all of which is held by The Renco Group, Inc., is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 1996 and 1997 were $600 and $1,000, respectively. The shares have no voting rights on any matter, except as specifically required by law.

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

(12) Income Tax

     Total income taxes were allocated as follows:

--------------------------------------------------------------------------------

                                                          October 31
                                                          ----------
                                                  1995       1996        1997

     Income from continuing operations          $ (435)     (8,683)     (3,013)
     Extraordinary item                          1,750          --          --
     Stockholder's equity, for minimum pension
      liability                                     97          50          --
--------------------------------------------------------------------------------

                                                $1,412      (8,633)     (3,013)
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income before extraordinary item consists of:

--------------------------------------------------------------------------------
                                                             October 31
                                                             ----------
                                                    1995        1996     1997
--------------------------------------------------------------------------------

     Current:
        Federal                                   $(1,382)      (832)   2,643
        State                                         322        473      953

     Deferred
        Federal                                     1,188     (7,667)  (6,088)
        State                                        (563)      (657)    (521)
--------------------------------------------------------------------------------

                                                  $  (435)    (8,683)  (3,013)
--------------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income before extraordinary item differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:

--------------------------------------------------------------------------------
                                                             October 31
                                                             ----------
                                                    1995        1996     1997
--------------------------------------------------------------------------------
     Computed "expected" tax expense (benefit)    $(2,404)    (9,903)  (4,394)
     Increase (reduction) in income taxes
      resulting from:
        Amortization of goodwill                    1,500      1,500    1,500
        State income taxes, net of Federal
          income tax benefit                          294       (349)      98
        Foreign sales corporation effect               17         30     (172)
        Other, net                                    158         39      (45)
--------------------------------------------------------------------------------

                                                  $  (435)    (8,683)  (3,013)
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995, 1996, and 1997 are presented below:

---------------------------------------------------------------------------------------------------
                                                                             October 31
                                                                             ----------
                                                                     1995         1996         1997
---------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts receivable                      $   223          151          133
  Inventory obsolescence reserve                                    1,330        1,407        1,675
  Additional costs inventoried for tax purposes pursuant
    to the Tax Reform Act of 1986                                     187            -            -
  Compensated absences, principally due to accrual
    for financial reporting purposes                                1,192        1,299        1,131
  Accrued warranty                                                  1,731        2,868        2,826
  Pension liability                                                 2,326        2,007        3,263
  Postretirement benefits other than pensions                      56,906       58,949       59,167
  Other accruals                                                    2,298        3,178        7,079
  Other                                                               245          209          171
---------------------------------------------------------------------------------------------------

Total gross deferred tax assets                                    66,438       70,068       75,445

Less valuation allowance                                           38,348       38,348       38,348
---------------------------------------------------------------------------------------------------

Net deferred tax assets                                            28,090       31,720       37,097
---------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Plant and equipment, principally due to differences
    in depreciation                                                 8,978        7,730        6,213
  Reduced costs inventoried for tax purposes pursuant
    to the Tax Reform Act of 1986                                       -            -          332
  Pension asset                                                     1,424            -            -
  Other                                                             2,020           47            -
---------------------------------------------------------------------------------------------------

Total gross deferred liabilities                                   12,422        7,777        6,545
---------------------------------------------------------------------------------------------------

Net deferred asset                                                 15,668       23,943       30,552

Less current portion                                                1,341        3,455        6,198
---------------------------------------------------------------------------------------------------

Noncurrent portion                                                $14,327       20,488       24,354
===================================================================================================

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     There was no change in the valuation allowance for the years ended October 31, 1995, 1996 and 1997. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     Income taxes receivable represent amounts due from The Renco Group, Inc. for Federal income tax overpayments; it is anticipated such amount will be recovered through reductions in future estimated tax payments based on future taxable income.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(13) Pension Benefits

     The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1996:

--------------------------------------------------------------------------------
                                                     Plans with      Plans with
                                                      assets in     obligations
                                                      excess of     in excess of
                                                     obligations       assets
--------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Vested benefit obligation                            $35,235         55,883
--------------------------------------------------------------------------------

  Accumulated benefit obligation                       $37,273         66,695
--------------------------------------------------------------------------------

Projected benefit obligation                            40,366         66,695
Plan assets at fair value                               45,871         62,991
--------------------------------------------------------------------------------

Plan assets in excess of (less than) projected
  benefit obligation                                     5,505         (3,704)
Unrecognized prior service cost                              -          5,965
Unrecognized net (gain) loss                            (6,065)        (7,308)
Additional liability required                                -           (275)
--------------------------------------------------------------------------------

Pension cost prepaid (accrued)                         $  (560)        (5,322)
================================================================================

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------
     The Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1997 are as follows:

--------------------------------------------------------------------------------
                                                      Plans with   Plans with
                                                      assets in    obligations
                                                      excess of    in excess of
                                                      obligations  assets
--------------------------------------------------------------------------------
     Actuarial present value of benefit obligations:
        Vested benefit obligation                       $ 90,338      11,949
--------------------------------------------------------------------------------

        Accumulated benefit obligation                  $101,266      11,949
--------------------------------------------------------------------------------

     Projected benefit obligation                        104,687      11,949
     Plan assets at fair value                           118,195       9,111
--------------------------------------------------------------------------------

     Plan assets in excess of (less than) projected
        benefit obligation                                13,508      (2,838)
     Unrecognized prior service cost                       4,399           -
     Unrecognized net (gain) loss                        (23,955)       (121)
--------------------------------------------------------------------------------

     Pension cost prepaid (accrued)                     $ (6,048)     (2,959)
--------------------------------------------------------------------------------

     Defined Benefit Plans' assets consist primarily of marketable securities.

     Net pension cost for the years ended October 31, 1995, 1996 and 1997 includes the following components:

--------------------------------------------------------------------------------
                                                                October 31
                                                                ----------
                                                        1995     1996     1997
--------------------------------------------------------------------------------
     Service cost - benefits earned during the year  $  2,792    3,085    2,775
     Interest cost on projected benefit obligation      6,950    7,422    8,173
     Actual return on plan assets                     (17,980) (15,311) (24,673)
     Net amortization and deferral                     12,138    9,146   16,297
--------------------------------------------------------------------------------

     Net pension cost                                $  3,900    4,342    2,572
--------------------------------------------------------------------------------

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     Assumptions used in accounting for the pension plan as of October 31, 1995, 1996, and 1997 are:

--------------------------------------------------------------------------------
                                                              October 31
                                                             -----------
                                                      1995      1996       1997
--------------------------------------------------------------------------------
Discount rates                                        7.50%     7.75%      7.50%
Rates of increase in compensation levels              5.00%     5.00%      5.00%
Expected long-term rate of return on assets           8.50%     8.50%      8.50%
--------------------------------------------------------------------------------

     The assumed rates used above have a significant effect on the amounts reported. For example, increasing the assumed discount rates by one percentage point in each year would decrease the projected benefit obligation as of October 31, 1997 and increase the unrecognized net gain for the year ended October 31, 1997 by $11,910. Increasing the assumed rate of increase in compensation levels by one percentage point in each year would increase the projected benefit obligation as of October 31, 1997 and decrease the unrecognized net gain for the year ended October 31, 1997 by $670. Increasing the expected long-term rate of return on assets by one percentage point in each year would decrease the unrecognized net gain for the year ended October 31, 1997 by $1,060.

     Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $152, $340 and $380 for the years ended October 31, 1995, 1996 and 1997, respectively.

     In connection with modifications in its labor agreement, the Company offered special retirement benefits to 126 hourly employees who were 55 years or older on November 30, 1996 and who meet other specific service requirements. At October 31, 1996, sixty-four employees had accepted the program; accordingly accruals of $3,246 to reflect the enhanced special termination benefits for pension and health care plans were recorded as of that date under provision of SFAS 88 and 106. Such amount is in addition to the net pension and postretirement benefit costs reflected in notes 13 and
     14. Also, three employees elected the program in November 1996, aggregating $152, which was recorded in the first quarter of fiscal 1997.

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

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

     The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 1996 and 1997:

--------------------------------------------------------------------------------
                                                               October 31
                                                               ----------
                                                           1996          1997
--------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
  Retirees                                               $ 57,726        79,929
  Fully eligible active plan participants                  20,025        15,855
  Other active plan participants                           42,340        33,551
--------------------------------------------------------------------------------
                                                          120,091       129,335
Unrecognized net gain                                      35,043        26,367
--------------------------------------------------------------------------------
                                                          155,134       155,702

Current portion                                            (5,000)       (5,000)
--------------------------------------------------------------------------------

Noncurrent portion                                       $150,134       150,702
--------------------------------------------------------------------------------

     Net periodic postretirement benefit cost for the years ended October 31, 1995, 1996 and 1997 includes the following components:

--------------------------------------------------------------------------------
                                                            October 31
                                                            ----------
                                                   1995       1996        1997
--------------------------------------------------------------------------------
Service cost                                      $ 2,656     2,410       2,039
Interest cost                                       9,701     8,533       9,600
Amortization of unrecognized net gain                (985)   (1,841)     (1,269)
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost          $11,372     9,102      10,370
--------------------------------------------------------------------------------

     For measurement purposes, a 9.25% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1995 and 1996; the rate was assumed to decrease gradually to 5.5% by the year 2002 and remain at that level thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at October 31, 1995 and 1996 and 7.50% at October 31, 1997.

     The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1997 by $20,694. The aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 1997 by $2,149.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(15) Commitments and Contingencies

     A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

     The Company has received a final decision from the U.S. Army asserting a claim against the Company for approximately $6.3 million plus interest from January 27, 1995 under a prior Hummer contract. In October 1996, the U.S. Army increased its claim by $1.7 million to reflect the impact of option vehicles which were not included in its original claim. Although the parties have held discussions, they have been unable to resolve the matter. The Company has appealed the U.S. Army's final decision to the Armed Services Board of Contract Appeals. The U.S. Army has agreed to defer collection of the amount claimed until 30 days after final decision on the Company's appeal. The Company believes it has defenses and sufficient offsets to the U.S. Army's claim and intends to pursue the appeal vigorously. Management of the Company believes that the ultimate liability, if any, resulting from such claims would not materially affect the financial position of the Company.

     The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.

     Payment for sales to commercial Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either voluntary or mandatory repurchase agreements between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 1996 and 1997, the mandatory repurchase agreements covered Hummers(R) with a total value at dealer cost of $6,574 and $7,148, respectively. The Company has not repurchased any vehicles under these arrangements.

     The Company has arranged for a nationwide retail leasing program through an independent leasing company and has entered into an agreement with respect to this lease program which requires the Company to repurchase commercial Hummers(R) leased under this program for specified residual values in the event that the lessees or Hummer(R) dealers do not purchase the vehicles for the specified residual values. At October 31, 1997, there were twenty active Hummer(R) leases with a total residual value of $880.

     In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(16) Related-party Transactions

     During the years ended October 31, 1995, 1996 and 1997, the Company incurred management fees to The Renco Group, Inc. of $960, $1,200 and $1,200, respectively; $100 of which is included in accrued expenses at October 31, 1996 and October 31, 1997. Under the current management consultant agreement between the Company and The Renco Group, Inc., the monthly fee to Renco is $100 with the potential for additional amounts dependent on the Company achieving certain levels of earnings. The Company paid a fee of $2,000 to The Renco Group, Inc. for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of the senior notes due 2002.

(17) Business and Credit Concentrations

     The Company's largest customer is the United States Department of Defense. The Department of Defense accounted for 68%, 74% and 79% of the Company's sales for the years ended October 31, 1995, 1996 and 1997, respectively. At October 31, 1995, 1996 and 1997, accounts receivable with the Department of Defense were $39,815, $46,721 and $41,758, respectively.

     Export sales to unaffiliated foreign customers, including sales to friendly foreign nations, were $103,631, $107,033 and $80,951 for the years ended October 31, 1995, 1996 and 1997, respectively.

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

     The Company is dependent upon certain vendors for the manufacture of significant components of its Hummer(R) vehicles and two and one-half ton ESP trucks, including engines and body components. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. However, the Company has not experienced any significant problems relative to timeliness, quality or availability of sole-sourced products. All of the Company's hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") under one of two collective bargaining agreements. Certain employees in the Company's remanufacturing operations (approximately 30% of the hourly employees) are included in a collective bargaining agreement expiring in September 2005 while the remaining 70% of the hourly employees are included in a collective bargaining agreement expiring in September, 1998.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

--------------------------------------------------------------------------------

(18) Restructuring

     The Company incurred net losses for the three years ended October 31, 1997, and had an accumulated deficit of $31,503 at that date. The Company has experienced reductions in the U.S. defense budget for Hummer(R) vehicles, reduced direct international sales of Hummer(R) vehicles, and lower sales volume and higher costs than expected in the commercial Hummer(R) vehicle program. In order to address these issues which impact operating results and liquidity, the Company reduced its Hummer(R) vehicle production rate in February, 1997, from 25 to 16.5 units per day, eliminated certain corporate overhead positions, outsourced production of certain components and closed its stamping plant, resulting in a restructuring charge of $3,495 for the year ended October 31, 1997. The Company is pursuing follow-on contracts for its current two and one-half ton ESP contract which at current production levels will be completed in June, 1998. The Company is also one of two finalists awarded a contract to build prototype vehicles for a major refurbishment contract. The prototypes are currently in testing by the U.S. Government and the production contract is expected to be awarded in late 1998.

     The major components of the restructuring charge were $2,820 for employee severance costs, $1,141 of additional pension expense due to curtailment of certain defined benefit pension plans, a $2,597 write-down to fair value of property, plant and equipment to be disposed of and $1,353 of plant shutdown and other charges. These costs were partially offset by a $4,416 gain on curtailment of the Company's other postretirement benefit plan due to the workforce reduction. The stamping facility equipment was sold during fiscal 1997. Included in prepaid expenses and other assets is $1,144 which represents the property and plant of the stamping facility at its fair value less costs to sell. The Company anticipates selling the facility during fiscal 1998. Included in accrued expenses is the remaining restructuring reserve of $1,927, related primarily to severance benefits.

(19) Disclosures About the Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

     The revolving line-of-credit approximates fair value because the interest rate fluctuates with prime. Management believes the fair value of the senior notes at October 31, 1996 and 1997, was approximately $69,300 and $80,500, respectively, based on management's informal discussions with an investment banker which makes a market in the senior notes.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

-----------------------------------------------------------------------------------------------

(20) Reconciliation of Net Loss to Net Cash Provided by Operating Activities

     The reconciliation of net loss to net cash provided by (used in) operating activities for the years ended October 31, 1995, 1996 and 1997 follows:

-----------------------------------------------------------------------------------------------
                                                                           October 31
                                                                    1995      1996       1997
-----------------------------------------------------------------------------------------------
     Cash flows from operating activities:
        Net loss                                                 $ (3,470)  (19,611)   (9,541)
        Adjustments to reconcile net loss to net
          cash provided by operating activities:
            Restructuring charges                                     --       --       3,495
            Less restructuring payments                               --       --        (720)
            Depreciation and amortization of plant and
             equipment                                             10,486    11,278     7,378
            Other amortization                                      6,396     6,436     6,371
            Increase (decrease) in allowance for
             doubtful accounts                                        151      (188)      (48)
            Increase (decrease) in inventory reserve                 (569)      203       705
            Deferred income taxes                                   1,638    (8,274)   (6,609)
            Discount accretion of debt                              1,576        62        57
            Noncash other postretirement cost                       7,315     6,150     5,359
            Loss (gain) on sale of equipment                          102       255        (6)
            Change in assets and liabilities:
              Accounts receivable                                 (19,768)   (4,250)    4,513
              Inventories                                         (69,754)    1,422    33,782
              Prepaid expenses                                       (188)      (26)       17
              Other assets                                          8,403     3,247       549
              Accounts payable                                     22,792     1,015   (25,428)
              Due to related parties                                 (419)     --        --
              Accrued expenses                                     (5,850)   13,921    15,235
              Income taxes                                           (534)     (619)    3,278
              Other liabilities                                    (6,028)     (940)      276
-----------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities      $(47,721)   10,081    38,663
-----------------------------------------------------------------------------------------------

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and Subsidiary as of October 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP
Indianapolis, Indiana
December 16, 1997

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table lists the directors and executive officers of the Company as of January 29, 1998:


Name                Age    Position
------------------------------------------------------------------------------------
Ira Leon Rennert     63    Chairman and sole Director of the Company
James A. Armour      54    President and Chief Executive Officer
Edmond L. Peters     53    Senior Vice President, Procurement and Business Development
Adare Fritz          51    Senior Vice President, Operations
Robert J. Gula       51    Senior Vice President, Engineering and Product Development
Paul J. Cafiero      44    Vice President and Chief Financial Officer

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

James A. Armour has been President and Chief Executive Officer of the Company since April 30, 1992. Prior to the Acquisition, Mr. Armour was President of the former AM General Corporation since November 1988 and held various other positions prior thereto, including Vice President and HUMVEE Program Manager, Corporate Director, Quality Assurance, and Vice President, Materials and Quality Assurance. Mr. Armour has been with the Company and its predecessor companies for the past 25 years. Prior thereto, Mr. Armour held various positions with American Motors Corporation and Ford Motor Company.

Edmond L. Peters has been Senior Vice President Procurement and Business Development since November 1, 1997. Mr. Peters previously held the position of Senior Vice President, Contracts Materials and Washington Operations since October 1, 1996 and Vice President, Contracts & Subcontracts since April 30, 1992. Mr. Peters previously held the position of Director-Purchasing. Mr. Peters has been with the Company and its predecessor companies for the past 14 years.

Adare Fritz has been Senior Vice President, Operations since April 30, 1992. Mr. Fritz previously held the position of Vice President, Operations. Mr. Fritz has been with the Company and its predecessor companies for the past 27 years.

Robert J. Gula has been Senior Vice President, Engineering and Product Development since November 1, 1997. Mr. Gula previously held the position of Vice President, Engineering since April 30, 1992. Mr. Gula has been with the Company and its predecessor companies for the past 27 years. Prior to joining AM General, Mr. Gula held technical positions within several engineering services and automotive manufacturing companies.

Paul J. Cafiero has been Vice President and Chief Financial Officer since May 1, 1997. Mr. Cafiero previously held the position of Corporate Controller since April 30, 1992. Mr. Cafiero previously held the position of Assistant Controller. Mr. Cafiero has been with the Company and its predecessor companies for the past 13 years.

Item 11. Executive Compensation.

The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 1997, 1996, and 1995 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").

                                                     Summary Compensation Table

                                                                                Annual Compensation
                                                                    --------------------------------------------
                                                                                                  Other Annual          All Other
Name and Position                                 Fiscal Year        Salary        Bonus        Compensation (3)       Compensation
-----------------------------------               ---------------------------------------------------------------------------------
Ira Leon Rennert (1)                                 1997            -            -                     -                $1,200,000
  Chairman and Sole Director                         1996            -            -                     -                $1,100,000
                                                     1995            -            -                     -                   960,000

James A. Armour                                      1997           $250,000      250,000                48,925           -
  President & Chief Executive                        1996            250,000      -                      55,461           -
    Officer                                          1995            248,846      100,000                40,627           -

Edmund L. Peters                                     1997            135,000       60,000                23,937           -
  Sr. Vice President,                                1996            130,000       25,000                26,870           -
    Procurement                                      1995            130,000       30,000                18,208           -

Adare Fritz                                          1997            135,000       40,000                25,320           -
  Senior Vice President,                             1996            135,000      -                      25,356           -
    Operations                                       1995            135,000       40,000                26,250           -

Robert J. Gula                                       1997            130,000       40,000                35,684           -
  Sr. Vice President, Engineering &                  1996            130,000      -                      22,884           -
    Product Development                              1995            125,385       25,000                21,423           -

Paul J. Cafiero                                      1997            105,897       25,000                    (2)          -
  Vice President and Chief                           1996             93,539      -                          (2)          -
    Financial Officer                                1995             80,004       10,000                    (2)          -

(1) Mr. Rennert, the sole Director of the Company received no compensation directly from the Company. Mr. Rennert, together with certain trusts for his benefit and for the benefit of certain members of his family, is the principal shareholder of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 1997, Renco received a management fee of $1,200,000 from the Company.

(2) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per Named Executive Officer.

(3) Consisting principally of Company paid expenses for cars, clubs, travel and other expenses.

Compensation Committee Interlocks and Insider Participation

The Company had no compensation committee during the fiscal year ended October 31, 1997. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 1997 was fixed by their employment agreements and their Net Worth Appreciation Agreements and consultation between the Chairman of the Board and the President.

During fiscal 1997, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

Employment Agreements

Mr. Armour, Mr. Fritz, Mr. Peters, Mr. Gula and Mr. Cafiero are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 1998 and from year to year thereafter unless terminated by either party with 30 days' prior written notice. The compensation arrangements as of November 1, 1997 are as follows:

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

Mr. Peters-Minimum annual salary of $175,000 plus an annual bonus of $60,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Gula-Minimum annual salary of $155,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Cafiero-Minimum annual salary of $125,000 plus an annual bonus of $25,000 subject to the same conditions as applicable to Mr. Armour.

Four former officers, three of whose employment terminated in December 1996 and January 1997, received their contractual compensation through the expiration of their contracts in October 1997.

Net Worth Appreciation Agreements


The Named Executive Officers and one other officer are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. Because of the net loss in fiscal 1997, the amounts payable to each contract holder at October 31, 1996 has been reduced to zero at October 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Renco owns all of the outstanding capital stock of the Company. Mr. Rennert, who together with certain trusts established by him (but of which he is not trustee) for his benefit and for the benefit of certain members of his family holds 97.9% of the capital stock of Renco, is Chairman of Renco and of the Company and may be deemed to be the beneficial owner of the Company's capital stock. The address of Renco and of Mr. Rennert is The Renco Group, Inc., 30 Rockefeller Plaza, New York, NY 10112. No other executive officer of the Company has any ownership interest in the Company.

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

Management fees are paid monthly in arrears in installments of $100,000. The Company paid management fees of $1.2 million to Renco in the year ended October 31, 1997.

Insurance Sharing Program

The company is included in a combined fidelity insurance policy covering all Renco companies. The Company believes that the amount paid by it for such policies was less than it would have paid had it obtained such policies on its own.

Tax Sharing Agreement.

AM General is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to AM General on a separate return basis except that transactions between AM General and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between AM General's accounting for tax and financial reporting purposes. As of October 31, 1997, AM General had a long term receivable for income taxes of $1.4 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedules:
--------------------------------------------------------------------------------

                                                                     Page
                                                                     ----

Consolidated Statements of Operations for the years ended
  October 31, 1995, 1996 and 1997.................................... 26
Consolidated Balance Sheets as of October 31, 1996 and 1997.......... 27
Consolidated Statements of Stockholder's Equity for the years ended
  October 31, 1995, 1996 and 1997.................................... 28
Consolidated Statements of Cash Flows for the years ended
  October 31, 1995, 1996 and 1997.................................... 29
Notes to Consolidated Financial Statements........................... 26
                                                                      through 52
Independent Auditors' Report......................................... 53

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a) 3.  Listing of Exhibits

Exhibit No.                              Description
-----------   ------------------------------------------------------------------
       *3.1   Certificate of Incorporation of Ren Acquisition Corp., filed with the Delaware Secretary of State on November 26, 1991.

       *3.2 Certificate of Amendment, changing name to AM General Corporation, filed on April 30, 1992.

       *3.3   Bylaws.

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

 ****10.1.1   Amendment No. 9 dated June 26, 1996 to Loan and Security
              Agreement, dated as of April 30, 1992 between Congress Financial
              Corporation and AM General Corporation.

*****10.1.2   Amendment No. 10 dated August 22, 1996 to Loan and Security
              Agreement, dated as of April 30, 1992 between Congress Financial
              Corporation and AM General Corporation.

*****10.1.3   Amendment No. 11 dated December 17, 1996 to Loan and Security
              Agreement, dated April 30, 1992 between Congress Financial
              Corporation and AM General Corporation.

*****10.1.4   Amendment No. 12 dated March 14, 1997 to Loan and Security
              Agreement, dated April 30, 1992 between Congress Financial
              Corporation and AM General Corporation.

      *10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994.

      *10.3   Employment Agreements dated May 1, 1992 as supplemented December
              16, 1993 with:
                                     Adare Fritz
                                     Gary L. Wuslich
                                     Robert J. Gula
                                     Edmond L. Peters

   **10.3.1   Supplement No. 2, dated February 16, 1995, to Employment
              Agreements of Messrs. Fritz, Wuslich, Gula and Peters.

     10.3.2   Employment Agreement with Paul J. Cafiero, dated May 1, 1997.

      *10.6   Net worth appreciation agreements dated May 1, 1992 with:
                                     James A. Armour
                                     Paul R. Schuchman
                                     Adare Fritz
                                     Kenneth M. Jordan
                                     Gary L. Wuslich
                                     Robert J. Gula

Exhibit No.                             Description
-----------   ------------------------------------------------------------------
   **10.6.1   Net worth appreciation agreement with Edmond L. Peters dated as of
              February 1, 1995.

     10.6.2   Net worth appreciation agreement with Paul J. Cafiero dated May 1,
              1997.

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

    **10.14   Lease dated September 17, 1993 between Indiana GRQ, Inc. and AM
              General Corporation.

    **10.15 Lease dated July 25, 1984 between Oppenheimer Livonia Associates and AM General Corporation.

    **10.16   Sublease dated June 11, 1992 between USAir, Inc. and AM General
              Corporation.

    **10.17 Commercial lease dated April 28, 1992 between Amland Corporation and Ren Acquisition Corp.

   ***10.18   Contract dated December 14, 1995 between the Company and the
              Department of the Army-Tank -Automotive and Armaments Command
              (technical schedules omitted).

      10.19   Commercial lease dated November 6, 1997 between the Company and
              Chippewa Corporation.

         21   Subsidiaries of Registrant.

              *Filed with the Registration Statement No. 33-93302 filed June 9,
               1995.
              **Filed with Amendment No. 1 to Registration Statement No.
                33-93302 filed August 9, 1995.
              ***Filed with Company's Form 10-K, No. 33-93302, filed January 28,
                 1996.
              ****Filed with Company's Form 10-Q, No. 33-93302, filed September
                  16, 1996.
              *****Filed with Company's Form 10-K, No. 33-93302, filed January 29, 1997.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1998.

                                        AM GENERAL CORPORATION

By:________________________
                                                 James A. Armour
                                      President and Chief Executive Officer

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1998.

          Signature                                   Title
          ---------                                   -----


==============================             Chairman and sole Director
       Ira Leon Rennert


______________________________        President and Chief Executive Officer
       James A. Armour                    (Principal Executive Officer)


______________________________         Vice President and Chief Financial
       Paul J. Cafiero                   Officer (Principal Financial and
                                              Accounting Officer)





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


63