Form 10-Q
period 1998-01-31
AM GENERAL CORP
filed 1998-03-16
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number: 33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                    ======================================

           Delaware                                       35-1852615
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation ororganization )


              105 North Niles Avenue
               South Bend, Indiana                           46617
     (Address of principal executive offices)              (Zip Code)
Registrant's telephone number, including area code       (219) 284-2907

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

 1,000 shares of the registrant's common stock, par value $.01 per share, is outstanding as of March 17, 1998.

                            AM General Corporation
                                   Form 10-Q
                        Quarter Ended January 31, 1998


PART I - FINANCIAL INFORMATION                                                                             3

   ITEM 1.  FINANCIAL STATEMENTS                                                                           3

     Consolidated Balance Sheets                                                                           3

     Consolidated Statements of Operations                                                                 4

     Consolidated Statements of Cash Flows                                                                 5

     Notes to Consolidated Financial Statements                                                            6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.         7

     Three Months Ended January 31, 1998 ("first  quarter of 1998") compared to
     Three Months Ended January 31, 1997 ("first quarter of 1997")                                         9

     Liquidity and Capital Resources                                                                      13

     Forward-Looking Statements                                                                           13

PART II - OTHER INFORMATION                                                                               15

   ITEM 1.  LEGAL PROCEEDINGS                                                                             15

     Age Discrimination Claim                                                                             15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              16

SIGNATURES                                                                                                17

  PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                                              AM General Corporation and Subsidiary
                                                   Consolidated Balance Sheets
                                     (Dollar amounts in thousands, except share information)
================================================================================================================================
                                                                                                 October 31,      January 31,
                                            Assets                                                  1997             1998
================================================================================================================================
                                                                                                                  (unaudited)
Current assets:
     Cash                                                                                     $         1,190             4,295
     Accounts receivable, net                                                                          52,661            48,468
     Inventories                                                                                       87,299            87,003
     Prepaid expenses                                                                                   2,802             2,592
     Deferred income taxes                                                                              6,198             6,192
================================================================================================================================
Total current assets                                                                                  150,150           148,550

Income taxes receivable                                                                                 1,379             3,558
Property, plant, and equipment, net                                                                    44,920            43,517
Deferred income taxes                                                                                  24,354            24,782
Goodwill, net                                                                                          83,585            82,513
Other assets                                                                                           11,870            11,221
================================================================================================================================
                                                                                              $       316,258           314,141
================================================================================================================================
                            Liabilities and Stockholder's Deficit
================================================================================================================================
Current liabilities:
     Current maturities of long-term debt                                                     $             0                 0
     Current maturities of other liabilities                                                                0                 0
     Accounts payable                                                                                  33,784            29,105
     Accrued expenses                                                                                  60,510            53,514
================================================================================================================================
Total current liabilities                                                                              94,294            82,619

Long-term debt, excluding current maturities                                                           83,195            96,415
Postretirement benefits other than pensions, noncurrent portion                                       150,702           151,979
Other liabilities, excluding current maturities                                                        13,570            14,454
================================================================================================================================
Total liabilities                                                                                     341,761           345,467
================================================================================================================================
Stockholder's deficit:
     8% cumulative preferred stock, $1,000 par value.  Authorized 10,000 shares;
         issued and outstanding 5,000 shares                                                            5,000             5,000
     Common stock, $.01 par value.  Authorized, issued and outstanding 900 shares                           0                 0
     Paid-in capital                                                                                    1,000             1,000
     Accumulated deficit                                                                             (31,503)          (37,326)
================================================================================================================================
Total stockholder's deficit                                                                          (25,503)          (31,326)
Commitments and contingencies
================================================================================================================================
                                                                                              $       316,258           314,141
================================================================================================================================

          See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                             January 31,
                                                                  ----------------------------------
                                                                       1997                1998
----------------------------------------------------------------------------------------------------
Net sales                                                     $          140,928             80,672
----------------------------------------------------------------------------------------------------

Cost and expenses:
      Cost of sales                                                      124,725             76,203
      Depreciation and amortization                                        3,501              2,819
      Selling, general, and administrative expenses                        8,097              6,696
      Restructuring charge                                                 1,410                  0
----------------------------------------------------------------------------------------------------

Earnings/(loss)  before interest and income taxes                          3,195            (5,046)
Interest expense, net                                                      3,999              3,323
----------------------------------------------------------------------------------------------------

Loss before income taxes                                                   (804)            (8,369)

Income tax (benefit)/expense                                                  31            (2,546)
----------------------------------------------------------------------------------------------------

Net loss                                                      $            (835)            (5,823)
----------------------------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                                            AM GENERAL CORPORATION AND SUBSIDIARY
                                            Consolidated Statements of Cash Flows
                                                (Dollar amounts in thousands)
                                                         (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months Ended
                                                                                                       January 31,
                                                                                              -------------------------------
                                                                                                  1997               1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                             $          (835)           (5,823)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
             Restructuring charges                                                                   1,410                 0
             less Restructuring payments                                                               (60)             (578)
             Depreciation and amortization of plant and equipment                                    2,166             1,486
             Other amortization                                                                      1,594             1,591
             Increase (decrease) in allowance for doubtful accounts                                    (48)                0
             Increase in inventory reserve                                                             737               323
             Deferred income taxes                                                                  (2,149)             (421)
             Amortization of bond discount                                                              14                14
             Noncash other postretirement cost                                                       1,264             1,277
             (Gain) on sale of equipment                                                                (7)               (5)
             Change in assets and liabilities
                     Accounts receivable                                                            12,049             4,192
                     Inventories                                                                    20,246               (22)
                     Prepaid expenses                                                                  205               215
                     Other assets                                                                      180               128
                     Accounts payable                                                              (22,971)           (4,678)
                     Accrued expenses                                                                1,031            (6,410)
                     Income taxes                                                                    2,167            (2,191)
                     Other liabilities                                                                  19               884
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                 17,012           (10,018)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds from sale of equipment                                                                   17                 5
      Capital expenditures                                                                            (446)              (88)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                 (429)              (83)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) under line-of-credit agreement                                   (19,842)           13,206
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                (19,842)           13,206
-----------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                                  (3,259)            3,105
Cash and cash equivalents at beginning of period                                                     5,867             1,190
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $          2,608             4,295
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
      Interest paid                                                                       $          6,180             5,490
      Taxes paid                                                                                        13                66
-----------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K.

Note 2.  Inventories

         Inventories consisted of the following:

                                                                                                January 31,
                                                                   October 31,                     1998
                                                                      1997                     (Unaudited)
                                                                 ----------------            -----------------
Finished Goods                                                        $   42,528                       44,254
Service Parts                                                             16,451                       16,793
Extended Service Program
    Production costs of goods currently
    in process                                                             4,574                        3,741
Raw Materials, supplies and work in progress                              28,153                       26,496
                                                                 ----------------            -----------------
                                                                          91,706                       91,734
Less allowance for inventory obsolescence                                 (4,407)                      (4,731)
                                                                 ----------------            -----------------
Total                                                                   $ 87,299                       87,003
                                                                 ================            =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the HUMVEE/HUMMER. The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. In 1994, the Company began selling remanufactured 2-1/2-ton medium tactical vehicles under the Army's Extended Service Program ("ESP").

HUMVEE/HUMMERs

From November 1, 1993 through May 7, 1995, the Company's HUMVEE/HUMMER production rate was approximately 47 units per day including 35 units per day for the US Military and its FMS customers. On May 8, 1995, the Company reduced its HUMVEE/HUMMER production rate to 25 units per day due to lower US and international military demand. On February 3, 1997, the Company reduced its HUMVEE/HUMMER production rate from 25 to 16.5 units per day in order to better match production levels with current demand. Further, the Company reduced its corporate overhead costs, outsourced its requirements for stamped parts and closed its Indianapolis stamping facility.

From 1990 through January 31, 1997, AM General sold 49,797 HUMVEEs under its A1 Series program with the DoD. With the sale of 601 vehicles to an FMS customer in the first quarter of 1997, all units produced under the A1 Series program have been sold.

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through January 31, 1998, a total of 7,277 vehicles have been ordered on the X001 Contract. The FY98 Defense Bill currently contains the necessary funding for the expected 1998 production.

Management believes the current production rate of 16.5 units per day matches the current demand for US Military and Commercial HUMVEE/HUMMERs.

Remanufacturing

In September 1993, the Company was awarded the Extended Service Program ("ESP") Contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of January 31, 1998 the Company has manufactured and delivered a total of 3,681 trucks against firm orders of 4,303 trucks to the US government under this contract.

The Company accounts for the ESP Contract on the Estimate at Completion ("EAC") basis, which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary.

During February 1998, the Company successfully negotiated the addition of 132 vehicles to the ESP Contract and anticipates the further addition of another 199 vehicles. An additional number of vehicles are currently being discussed with the Tank, Automotive and Armaments Command ("TAACOM"), the DoD command which oversees this program, which, if successful, will maintain current production levels through the end of the fiscal year. While the procurement of these vehicles is consistent with TAACOM's acquisition strategy, there can be no assurance that such discussions will lead to a successful negotiation. Should these discussions be unsuccessful, the Company would be required to take appropriate action which could include the layoff of ESP related personnel in conjunction with a reduction of production activity. Should such action be necessary, it would have a material adverse effect on the Company's financial condition and results of operations.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the US Army and Marines' Medium Tactical Truck Remanufacture ("MTTR") program. A competitor was awarded a similar contract. These awards are the first phase of a remanufacturing program for approximately 13,000 5-ton and 7-ton vehicles, a program valued at approximately $1.8 billion. Prototypes were delivered for testing in August 1997. The Company believes the DoD will award the final contract to the manufacturer of its choice in late 1998. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles for TAACOM; accordingly, the Company anticipates a very high level of competition for this award.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended January 31, 1998 ("first quarter of 1998") compared to Three Months Ended January 31, 1997 ("first quarter of 1997")

                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    ( in millions, except unit information)

                                   Three months ended
                                       January 31,
                               ------------------------                            %
                                 1997            1998          Change            Change
                               -------         -------         ------            ------
Net Sales
HUMVEE/HUMMERs
 US Military                   $  56.2            29.2          -27.0            -48.0%
 International (1)                33.1             0.9          -32.2            -97.3%
 Commercial                       17.1            15.9           -1.2             -7.0%
                               -------         -------        -------
Total HUMVEE/HUMMERs             106.4            46.0          -60.4            -56.8%

ESP                               17.6            19.2            1.6              9.1%
SPLO                              10.3            10.7            0.4              3.9%
STS                                6.6             4.8           -1.8            -27.3%
                               -------         -------        -------

Total Net Sales                $ 140.9            80.7          -60.2            -42.7%


HUMVEE/HUMMER Unit Sales
 US Military                       949             582           -367            -38.7%
 International (1)                 714              18           -696            -97.5%
 Commercial                        289             247            -42            -14.5%
                               -------         -------        -------
Total HUMVEE/HUMMERs             1,952             847          -1105            -56.6%


HUMVEE/HUMMER Average Unit Selling Prices
 US Military                   $59,236          50,244          8,992            -15.2%
 International (1)              46,364          51,111          4,747             10.2%
 Commercial                     59,308          64,320          5,012              8.5%
Total HUMVEE/HUMMERs            54,538          54,367           -171             -0.3%

(1) Includes FMS and Direct International Sales including $25.3 million of net sales and 601 units for the FMS Customer

Net Sales

The decrease in net sales was primarily due to lower demand for International and US Military HUMVEEs. Management recognized this lower demand, and on February 3, 1997, lowered the production rate from 25 to 16.5 units per day (a 34% reduction), reduced corporate overhead, outsourced its requirements for stamped parts and accordingly closed its Indianapolis stamping facility. This initiative is designed to better match unit production with current demand. Management believes the Company's production level of 16.5 units per day has achieved the desired level of balance between production and demand. Management does not anticipate any further changes in the production rate. The net sales of 847 units during the first quarter of 1998 represents an average of 16.3 units per day compared to 25.5 units per day during the first quarter of 1997.

International HUMVEE revenues were lower primarily due to the sale of 601 units valued at $25.3 million to a specific FMS customer (the "FMS Customer") in the first quarter of 1997. During fiscal 1995, the Company ceased production of the A1 Series HUMVEE with the production of 768 units for the FMS Customer. Due to delays in finalizing the contract with the FMS customer, these units remained in inventory at the end of fiscal 1995; 167 units were sold in fiscal 1996 and the balance of 601 were sold in the first quarter of fiscal 1997. Had these units been sold when produced, the net sales for International HUMVEEs for the first quarter of 1997 would have been $7.8 million.

During the first quarter of 1998, approximately $9.3 million of revenues associated with US government directed engineering changes, US Military HUMVEE orders and spare parts shipments were not realized due to delays in the receipt of material and the finalization of contract terms. These revenues are expected to be realized during the last three quarters of the fiscal year.

During the fourth quarter of 1997, the Company produced 406 units for two customers (231 for one and 175 for another) at a total estimated selling price of $25.0 million which remained unsold at the end of the fiscal year due to delays in contract negotiations. Had these units been sold in the first quarter of 1998 as expected, HUMVEE/HUMMER net sales would have increased by $25.0 million. A portion of the units for one customer was sold in February and the balance is expected to be sold by the end of the second quarter 1998. Units for the other customer are expected to be sold during the third quarter of 1998.


Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMERs remained substantially unchanged from the first quarter of 1997 to the first quarter of 1998. Under the X001 multi-year contract with TAACOM, prices for HUMVEE models are fixed, subject to inflation. The average unit selling price of US Military HUMVEEs decreased by 15.2% from the first quarter of 1997 due to a combination of factors. During the first quarter of 1998, only the least expensive base model unit was manufactured and sold, whereas more expensive models were sold during the first quarter of 1997. The average unit selling price of International HUMVEEs increased by 10.2% primarily due to the lower unit selling prices applicable to the 601 HUMVEEs sold to the FMS Customer during the first quarter of 1997. Commercial HUMMER average unit selling prices increased 8.5% primarily due to the sale of HUMMERs with reduced sales incentives, more expensive options and a general price increase.

Gross Profit

Gross profit was $4.5 million for the first quarter of 1998, a decrease of $11.7 million or 72.4% from gross profit of $16.2 million for the first quarter of 1997. The Company's gross profit margin declined from 11.5% in the first quarter of 1997 to 5.5% in the first quarter of 1998.

The change in gross profit is directly attributed to the change in net sales which was in connection with the Company's initiative to reduce production to better match current demand and to reduce costs as described above. Furthermore, gross profit during the first quarter of 1998 decreased from the first quarter of 1997 due to the sale of a higher proportion of more profitable units to the US Military during the first quarter of 1997. These more profitable units favorably impacted gross margin in the first quarter of 1997 by $1.2 million. The Company's fiscal 1998 delivery schedule includes the more profitable units for the last three quarters of the fiscal year. Additionally, $1.5 million of gross profit was not recognized during the first quarter of 1998 due to the $9.3 million of net sales not recognized as discussed above.

The change in gross profit is also effected by the unusual sale of the 601 units to the FMS Customer in the first quarter of 1997. The gross profit associated with those units was $2.8 million.

As discussed above in Net Sales, the Company was unable to sell 406 units built at the end of the prior fiscal year due to contract delays. Had the Company sold these vehicles during the first quarter of 1998, gross profit would have increased by approximately by $5.0 million. Management expects to sell all of these units in this fiscal year.

Notwithstanding the foregoing, with the 16.5 unit per day production rate, and the adverse consequences resulting from the timing differences on Net Sales as discussed above, the Company's gross profit was reduced from the prior fiscal quarter. Additionally, from quarter to quarter, the number of production days varies thereby affecting the absorption of fixed costs on a per unit of production basis. Given the Company's October 31 fiscal year end, the Company's first fiscal quarter includes a larger proportion of non production days due to holidays and therefore a higher rate of unabsorbed overhead costs.

Depreciation and Amortization

Depreciation and amortization expense was $2.8 million for the first quarter of 1998, a decrease of $.7 million or 20% from depreciation and amortization expense of $3.5 million for the first quarter of 1997. The decrease was primarily due to lower amortization of HUMVEE/HUMMER tooling in connection with the Company's plan to reduce the production rate from 25 to 16.5 units per day, lower depreciation expense due to the sale of Indianapolis assets and lower ESP tooling amortization expense due to complete amortization of such tooling during the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $6.7 million for the first quarter of 1998, a decrease of $1.4 million or 17.3% from SG&A expense of $8.1 million for the first quarter of 1997. The decrease is primarily attributed to the Company's planned reduction in corporate overhead related costs in conjunction with the cost reduction plan implemented in February 1997.

Restructuring charge

During the first quarter of 1997 and in connection with its plan to reduce the production rate, the Company announced its plans to reduce certain overhead related costs. A restructuring charge of $1.4 million was recorded in connection with this plan. There was no similar such charge during the first quarter of fiscal 1998.

Operating Income (Loss)

The Company recorded an operating loss for the first quarter of 1998 of $5.0 million, a decrease of $8.2 million from operating income of $3.2 million for the first quarter of 1997. Of the change in operating income, $2.8 million is attributed to the unusual timing of the 601 units sold to the FMS Customer in the first quarter of 1997. Further, the decrease in operating income is attributed to lower gross profit as discussed above. The change in gross profit is partially offset by reductions in SG&A and depreciation and amortization expense and the absence of any special charges such as the restructuring charge.

Interest Income and Expense

Interest expense for the first quarter of 1998 was $3.4 million, a decrease of $.7 million or 17.1% from interest expense of $4.1 million for the first quarter of 1997. Average debt outstanding during the first quarter of 1998 was $101.5 million at a weighted average interest rate of 12.2%. Average debt outstanding during the first quarter of fiscal 1997 was $129.8 million at a weighted average interest rate of 11.7%. The decrease in average debt outstanding is primarily due to the reduction in the Company's Revolving Credit Facility, which is primarily due to the reduction in finished goods inventory in connection with the sale during the first quarter of 1997 of the 601 units to the FMS Customer which had been in inventory at October 31, 1996. Interest income remained unchanged at $.1 million.

Income Tax (Benefit) Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $2.5 million for the first quarter of 1998, a decrease of $2.5 million from income tax expense of $.03 million for the first quarter of 1997. The decrease in income tax expense was due to the decrease of taxable income.

Net Loss

As discussed above, the change in net income was primarily due to lower operating income partially offset by lower interest and income tax expense.