Form 10-Q/A
period 1998-01-31
AM GENERAL CORP
filed 1998-03-19
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q/A
(Mark One)
[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

      The Registrant's Quarterly Report on Form 10-Q for the quarter ending January 31, 1998 is being amended. Specifically, pages 13-17, which were inadvertently omitted by our filing agent from the Quarterly Report, is being filed with this amendment. No other parts of the Quarterly Report are being amended.

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

Cash used by operating activities was $10.0 million for the three months ended January 31, 1998 compared to cash generated by operating activities of $17.0 million for the three months ended January 31, 1997. The key factors affecting cash flow from operating activities during the first three months of 1998 were the increase in the net loss, decreases in accounts receivable partially offset by a reduction in accounts payable and accrued expenses. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of the three months ended January 31, 1998 were lower than levels at the end of the prior fiscal year, primarily due to the collection of past due US government receivables.

Inventory levels at the end of the three months ended January 31, 1998 were substantially the same as levels at the end of the prior fiscal year. Included in the finished goods inventory at October 31, 1997 and at January 31, 1998 are 406 A2 Series HUMVEEs which were built for two customers. Contract negotiations with one customer were concluded in February 1998. A portion of those vehicles was sold and the balance is expected to be sold by the end of the second quarter of 1998. The units for the other customer are expected to be sold by the end of the third quarter of 1998. The 406 A2 Series units have a combined selling price of $25 million.

During the first three months of 1998, the Company spent $.1 million on capital expenditures primarily for tooling for vehicle production, as compared to $.4 million during the three months ended January 31, 1997. The Company anticipates that operating cash flow and availability under the Revolving Credit Facility will be adequate to fund capital expenditures for fiscal 1998.

Management anticipates that cash flow from operations as impacted by the reduced HUMVEE/HUMMER production rate and overhead structure, as well as availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on October 31, 1999. As of January 31, 1998, the Company had borrowings of $22.2 million outstanding and approximately $17.0 million of availability under the Revolving Credit Facility. When the 406 A2 series units described above have been sold and the revenues collected, the loan balance will be reduced by $25 million.

The ability of the Company to meet its debt service requirements and to comply with debt covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

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

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


Age Discrimination Claim

William Wilson filed an age discrimination suit against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination in Employment Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson $238,902 in back pay. The court awarded Mr. Wilson the following additional amounts:
$13,604 in pre-judgement interest; $160,194 in front pay; and $56,890 in attorney's fees. The Company has appealed the judgement. On February 24, 1998, the Company presented oral arguments before the US Court of Appeals for the 7th Circuit in Chicago, Illinois with respect to its appeal of the judgement. A decision from the court is expected in August 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 17, 1998                             AM GENERAL CORPORATION
                                                         Registrant


                                                  By ___________________________
                                                          Paul J. Cafiero
                                                         Vice President and
                                                       Chief Financial Officer
                                                     Duly authorized officer and
                                                     principal financial officer