Form 10-Q
period 1998-04-30
AM GENERAL CORP
filed 1998-06-15
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)

                                   ---------

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


1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding as of June 14, 1998.

                             AM General Corporation
                                   Form 10-Q
                          Quarter Ended April 30, 1998


PART I - FINANCIAL INFORMATION                                                                                3

 ITEM 1.  FINANCIAL STATEMENTS                                                                                3

  Consolidated Balance Sheets                                                                                 3

  Consolidated Statements of Operations                                                                       4

  Consolidated Statements of Cash Flows                                                                       5

  Notes to Consolidated Financial Statements                                                                  6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              7

  Three Months Ended April 30, 1998 ("second quarter of 1998") compared to Three Months Ended April 30, 1997
  ("second quarter of 1997")                                                                                  9

  Six Months Ended April 30, 1998 ("first six months of 1998") compared to Six Months Ended April 30, 1997
  ("first six months of 1997")                                                                               12

  Liquidity and Capital Resources                                                                            15

  Forward-Looking Statements                                                                                 15

PART II - OTHER INFORMATION                                                                                  16

 ITEM 1.  LEGAL PROCEEDINGS                                                                                  16

  DJ-5 Litigation                                                                                            16

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   17

SIGNATURES                                                                                                   18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 October 31,           April 30,
                                          Assets                                                     1997                 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (unaudited)
Current assets:
      Cash                                                                                  $           1,190                 3,349
      Accounts receivable, net                                                                         52,661                52,169
      Inventories                                                                                      87,299                84,989
      Prepaid expenses                                                                                  2,802                 2,213
      Deferred income taxes                                                                             6,198                 5,993
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  150,150               148,713

Income taxes receivable                                                                                 1,379                     0
Property, plant, and equipment, net                                                                    44,920                42,830
Deferred income taxes                                                                                  24,354                25,125
Goodwill, net                                                                                          83,585                81,441
Other assets                                                                                           11,870                14,859
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $         316,258               312,968
-----------------------------------------------------------------------------------------------------------------------------------
                                  Liabilities and Stockholder's Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:


      Accounts payable                                                                                 33,784                29,237
      Accrued expenses                                                                                 60,510                60,790
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              94,294                90,027

Long-term debt, excluding current maturities                                                           83,195                90,585
Postretirement benefits other than pensions, noncurrent portion                                       150,702               153,255
Other liabilities, excluding current maturities                                                        13,570                12,895
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                     341,761               346,762
-----------------------------------------------------------------------------------------------------------------------------------
Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000 shares;
          issued and outstanding 5,000 shares                                                           5,000                 5,000
      Common stock, $.01 par value.  Authorized, issued and outstanding 900 shares                          0                     0
      Paid-in capital                                                                                   1,000                 1,000
      Accumulated deficit                                                                             (31,503)              (39,794)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                           (25,503)              (33,794)
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $         316,258               312,968
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                      Six Months Ended
                                                                   April 30,                              April 30,
                                                            1997               1998                1997               1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                             $     130,862           102,621              271,790           183,294
----------------------------------------------------------------------------------------------------------------------------

Cost and expenses:
      Cost of sales                                         117,478            93,094              241,680           169,296
      Depreciation and amortization                           3,311             2,879                6,812             5,698
      Selling, general, and administrative                    6,291             6,547               14,388            13,245
       expenses
      Restructuring charge                                    7,640                 0                9,573                 0
----------------------------------------------------------------------------------------------------------------------------

Profit/(Loss) before interest and income taxes               (3,858)              101                 (663)           (4,945)
Interest expense, net                                         3,196             3,256                7,195             6,579
----------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                     (7,054)           (3,155)              (7,858)          (11,524)

Income tax benefit                                            2,282               687                2,251             3,233
----------------------------------------------------------------------------------------------------------------------------

Net loss                                              $      (4,772)           (2,468)              (5,607)           (8,291)
----------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Six Months Ended
                                                                                                         April 30,
                                                                                              ---------------------------------
                                                                                                  1997                 1998
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                              $       (5,607)              (8,291)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
             Restructuring charges                                                                   9,050                    0
             less Restructuring payments                                                              (663)              (1,077)
             Depreciation and amortization of plant and equipment                                    4,142                3,033
             Other amortization                                                                      3,216                3,211
             Increase (decrease) in allowance for doubtful accounts                                    (48)                   0
             Increase in inventory reserve                                                           1,229                  216
             Deferred income taxes                                                                  (6,317)                (565)

             Noncash other postretirement cost                                                       2,509                2,553
             (Gain)/Loss on sale of equipment                                                           (5)                 (11)
             Change in assets and liabilities
                  Accounts receivable                                                               14,195                  491
                  Inventories                                                                       38,046                2,100
                  Prepaid expenses                                                                     168                  659
                  Other assets                                                                         258                  143
                  Accounts payable                                                                 (23,357)              (4,547)
                  Accrued expenses                                                                   2,753                1,563
                  Income taxes                                                                       4,083               (3,068)
                  Other liabilities                                                                  4,298                 (676)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                 47,950               (4,266)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds from sale of equipment                                                                   17                   14
      Capital expenditures                                                                          (1,183)                (951)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               (1,166)                (937)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) under line-of-credit agreement                                   (50,810)               7,362

-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                (50,810)               7,362
-------------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                                  (4,026)               2,159
Cash and cash equivalents at beginning of period                                                     5,867                1,190
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $        1,841                3,349
-------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
      Interest paid                                                                         $        6,757                6,174
      Taxes paid                                                                                       116                  400
-------------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K.

Note 2. Inventories

     Inventories consisted of the following:

                                                                                                 April 30,
                                                                    October 31,                    1998
                                                                        1997                    (Unaudited)
                                                                  ---------------             ---------------
Finished Goods                                                           $ 42,528                      40,963
Service Parts                                                              16,451                      19,162
Extended Service Program
    Production costs of goods currently
    in process                                                              4,574                       2,959
Raw Materials, supplies and work in progress                               28,153                      27,046
                                                                  ---------------             ---------------
                                                                           91,706                      90,130
Less allowance for inventory obsolescence                                  (4,407)                     (5,141)
                                                                  ---------------             ---------------
Total                                                                    $ 87,299                      84,989
                                                                  ===============             ===============

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

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through April 30, 1998, a total of 8,320 vehicles have been ordered on the X001 Contract. The FY98 Defense Bill currently contains the necessary funding for the expected 1998 production. The proposed 1999 Defense Bill has been reviewed and management anticipates that the final Bill will contain, at a minimum, the necessary funding for the US Military at the current production level. Requirements for FMS would be in addition to the requirements currently in the 1999 Defense Bill.

Management believes the current production rate of 16.5 units per day matches the current demand for US Military and Commercial HUMVEE/HUMMERs.

Remanufacturing

In September 1993, the Company was awarded the Extended Service Program ("ESP") Contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of April 30, 1998 the Company has manufactured and delivered a total of 4,069 trucks to the US government under this contract.

The Company accounts for the ESP Contract on the Estimate at Completion ("EAC") basis, which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary.

During the first six months of 1998, the Company successfully negotiated the addition of 531 vehicles to the ESP Contract and anticipates the further addition of another 79 vehicles. With the addition of these vehicles, the Company is assured of stable production through the end of the fiscal year at the current production rate. Additional units for 1999 production will be dependent upon the 1999 US Defense Bill currently in discussion. Should sufficient additional units not be authorized, it could have a material adverse impact on the Company's results of operation and its financial condition.

In accordance with the Company's practice, the EAC was reviewed and the booking rate was retroactively increased to give effect to current cost estimates and the related impact of the current outlook for future orders.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the US Army and Marines' Medium Tactical Truck Remanufacture program. A competitor was awarded a similar contract. Prototypes were delivered for testing in August 1997 and testing was concluded in April 1998. In May, the US Army advised the Company of its decision to cancel the 5 ton portion of the MTTR program. The remaining 7-ton truck requirement for the US Marines is for 8168 trucks including options. The Company believes the DoD will award the final contract to the manufacturer of its choice in late 1998. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles for TAACOM; accordingly, the Company anticipates a very high level of competition for this award.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended April 30, 1998 ("second quarter of 1998") compared to Three Months Ended April 30, 1997 ("second quarter of 1997")

                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                         Three months ended
                                              April 30,
                               ----------------------------------------
                                                                                                                      %
                                    1997                       1998                      Change                     Change
                               -------------             --------------             -------------              -------------
Net Sales
HUMVEE/HUMMERs
   US Military                 $        51.7                       46.9                      (4.8)                     (9.3)%
   International (1)                    14.9                        1.8                     (13.1)                    (87.9)%
   Commercial                           21.9                       16.3                      (5.6)                    (25.6)%
                               -------------             --------------             -------------
Total HUMVEE/HUMMERs                    88.5                       65.0                     (23.5)                    (26.5)%

ESP                                     20.1                       21.2                       1.1                        5.5%
SPLO                                    13.6                       13.2                      (0.4)                     (2.9)%
STS                                      8.7                        3.3                      (5.4)                    (62.1)%
                               -------------             --------------             -------------
Total Net Sales                $       130.9                      102.7                     (28.2)                    (21.5)%


HUMVEE/HUMMER Unit Sales
   US Military                           831                        876                        45                        5.4%
   International (1)                     214                         26                      (188)                    (87.9)%
   Commercial                            360                        240                      (120)                    (33.3)%
                               -------------             --------------             -------------
Total HUMVEE/HUMMERs                   1,405                      1,142                      (263)                    (18.7)%


HUMVEE/HUMMER Average Unit Selling Prices
   US Military                 $      62,176                     53,564                    (8,612)                    (13.9)%
   International (1)                  69,579                     67,385                    (2,195)                     (3.2)%
   Commercial                         60,731                     67,829                     7,099                       11.7%
Total HUMVEE/HUMMERs                  62,933                     56,877                    (6,057)                     (9.6)%


(1) Includes FMS and Direct International

Net Sales

The decrease in net sales was primarily due to lower HUMMER/HUMVEE and STS sales. US Military and International HUMVEE and Commercial HUMMER sales were affected by lower demand. Additionally, US Military HUMVEE sales were lower due to a $2.1 million retroactive sales adjustment (the "Sales Adjustment") made in the second quarter of 1997 and the sale of less expensive models during the second quarter of 1998 partially offset by the sale of additional units.

During the fourth quarter of 1997, the Company produced 231 units for a customer at an estimated selling price of $16 million which remained unsold at the end of the second quarter due to delays in contract negotiations. Had these units been sold in the second quarter of 1998 as expected, HUMVEE/HUMMER net sales would have increased by approximately $16 million.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMERs during the second quarter of 1998 was lower than the combined average unit selling price during the second quarter of 1997 primarily due to the reduction in the average unit selling price of the US Military HUMVEE. The reduction in the average unit selling price of US Military HUMVEEs was primarily due to the Sales Adjustment made in the second quarter of 1997 and a higher proportion of less expensive models sold in the second quarter of 1998. The reduction in the average unit-selling price of International HUMVEEs was due to a higher proportion of less expensive models in the second quarter of 1998. The average selling price of Commercial HUMMERs increased due to a general price increase, a reduction of sales incentives and the sale of more expensive models in the second quarter of 1998.

Gross Profit

Gross profit was $9.5 million for the second quarter of 1998, a decrease of $3.9 million or 29.1% from gross profit of $13.4 million for the second quarter of 1997. The Company's gross profit margin declined from 10.23% in the second quarter of 1997 to 9.3% in the second quarter of 1998.

The change in gross profit is directly attributed to the change in net sales; in particular, International HUMVEE sales. Furthermore, gross profit during the second quarter of 1998 was lower than gross profit during the second quarter of 1997 due to the sale of a higher proportion of more profitable units to the US Military during the second quarter of 1997. The Company's fiscal 1998 delivery schedule includes the sale of similar units during the last two quarters of the
fiscal year.   Moreover, the gross profit during the second quarter was lower due to the Sales Adjustment recorded in the second quarter of 1997.

As discussed above in Net Sales, the Company was unable to sell 231 units built at the end of the prior fiscal year due to contract delays. Had the Company sold these vehicles during the second quarter of 1998, gross profit would have increased by approximately by $3.0 million. Management expects to sell all of these units in the first quarter of 1999.

Notwithstanding the foregoing, with the 16.5 unit per day production rate, and the adverse consequences resulting from the timing differences on Net Sales as discussed above, the Company's gross profit was reduced from the prior year fiscal quarter.

Depreciation and Amortization

Depreciation and amortization expense was $2.9 million for the second quarter of 1998, a decrease of $.4 million or 12.1% from depreciation and amortization expense of $3.3 million for the second quarter of 1997. The decrease was primarily due to lower depreciation expense due to the sale of Indianapolis assets and lower ESP tooling amortization expense due to complete amortization of such tooling during the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $6.5 million for the second quarter of 1998, an increase of $.2 million or 3.2% from SG&A expense of $6.3 million for the second quarter of 1997. The increase is primarily attributed to an increase in Independent Research &Development related engineering expenses.

Restructuring charge

During the second quarter of 1997 a pre-tax restructuring charge of $7.6 million was recorded in connection with the Company's plan to close the Indianapolis stamping facility and resource those parts to other suppliers. There was no similar charge during the second quarter of fiscal 1998.

Operating Profit/Loss

The Company recorded an operating profit for the second quarter of 1998 of $.1 million, an increase of $4.0 million of operating profit from the operating loss of $3.9 million for the second quarter of 1997. Of the change in operating income, $7.6 million is attributed to the Restructuring charge in the second quarter of 1997 as discussed above. Other factors affecting the change are lower gross profits and higher SG&A expense partially offset by lower depreciation and amortization expense.

Interest Income and Expense

Interest expense for the second quarter of 1998 was $3.3 million, an increase of $.1 million or 3.1% from interest expense of $3.2 million for the second quarter of 1997. Average debt outstanding during the second quarter of 1998 was $101.2 million at a weighted average interest rate of 12.1%. Average debt outstanding during the second quarter of fiscal 1997 was $96.9 million at a weighted average interest rate of 12.2%. Interest income remained unchanged at $.1 million.

Income Tax (Benefit) Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $.7 million for the second quarter of 1998, a decrease of $1.5 million from an income tax benefit of $2.2 million for the second quarter of 1997. The decrease in income tax benefit was due to the decreased loss.

Net Loss

As discussed above, the change in net loss was primarily due to an increase in operating income partially offset by higher interest expense and a lower income tax benefit.

Six Months Ended April 30, 1998 ("first six months of 1998") compared to Six Months Ended April 30, 1997 ("first six months of 1997")

                     AM General Corporation and Subsidiary
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                          Six months ended
                                              April 30,
                                ---------------------------------------
                                                                                                                     %
                                     1997                      1998                     Change                     Change
                                -------------             -------------             -------------              -------------
Net Sales
HUMVEE/HUMMERs
   US Military                  $       107.9                      76.1                     (31.8)                    (29.5)%
   International (1)                     48.0                       2.7                     (45.3)                    (94.4)%
   Commercial                            39.0                      32.2                      (6.8)                    (17.5)%
                                -------------             -------------             -------------
Total HUMVEE/HUMMERs                    194.9                     111.0                     (83.9)                    (43.0)%

ESP                                      37.7                      40.3                       2.6                        6.9%
SPLO                                     24.0                      23.9                      (0.1)                     (0.4)%
STS                                      15.2                       8.1                      (7.1)                    (46.7)%
                                -------------             -------------             -------------
Total Net Sales                 $       271.8                     183.3                     (88.5)                    (32.6)%


HUMVEE/HUMMER Unit Sales
   US Military                          1,780                     1,458                      (322)                    (18.1)%
   International (1)                      928                        44                      (884)                    (95.3)%
   Commercial                             649                       487                      (162)                    (25.0)%
                                -------------             -------------             -------------
Total HUMVEE/HUMMERs                    3,357                     1,989                    (1,368)                    (40.8)%


HUMVEE/HUMMER Average Unit Selling Prices
   US Military                  $      60,608                    52,237                    (8,372)                    (13.8)%
   International (1)                   51,718                    60,795                     9,078                       17.6%
   Commercial                          60,097                    66,049                     5,952                        9.9%
Total HUMVEE/HUMMERs                   58,052                    55,808                    (2,244)                     (3.9)%

(1) Includes FMS and Direct International Sales including $25.3 million of net sales and 601 units for the FMS Customer

Net Sales

The decrease in net sales was primarily due to lower demand for International and US Military HUMVEEs and for Commercial HUMMERs. STS sales were lower due to unusually higher sales in the first six months of 1997. ESP sales were higher primarily due to the delivery of more units.

International HUMVEE revenues were lower primarily due to a reduction in demand and the sale of 601 units valued at $25.3 million to a specific FMS customer (the "FMS Customer") during the first six months of 1997. Had these units been sold when produced, the net sales for International HUMVEEs for the first six months of 1997 would have been $22.7 million.

During the fourth quarter of 1997, the Company produced 231 units for one customer at an estimated selling price of $16 million which remained unsold at the end of the fiscal year due to delays in contract negotiations. Had these units been sold in the first six months of 1998, HUMVEE/HUMMER net sales would have increased by $16 million.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit-selling price for all HUMVEE/HUMMERs during the first six months of 1998 decreased by 3.9% from the first six months of 1997. The average unit selling price of US Military HUMVEEs decreased by 13.8% from the first quarter of 1997 primarily due to a higher ratio of less expensive models sold in the first six months of 1998 than those that were sold during the first six months of 1997. The average unit selling price of International HUMVEEs increased by 17.6% primarily due to lower unit selling prices in connection with the 601 HUMVEEs sold to the FMS Customer during the first six months of 1997. Commercial HUMMER average unit selling prices increased 9.9% primarily due to the sale of HUMMERs with reduced sales incentives, more expensive options and a general price increase.

Gross Profit

Gross profit was $14.0 million for the first six months of 1998, a decrease of $15.6 million or 52.7% from gross profit of $29.6 million for the first six months of 1997. The Company's gross profit margin declined from 10.8% in the first six months of 1997 to 7.6% in the first six months of 1998.

The change in gross profit is directly attributed to the change in net sales. The primary factors affecting the change in gross profit include the decrease in US Military and International HUMVEE unit volume, the higher ratio of more profitable units sold in the first six months of 1997, the Sales Adjustment recorded in the first six months of 1997 and the gross profit associated with the sales of the 601 units to the FMS customer in the first six months of 1997. The Company's fiscal 1998 delivery schedule includes the more profitable US Military units during the last two quarters of the fiscal year.

As discussed above in Net Sales, the Company was unable to sell 231 units built at the end of the prior fiscal year due to contract delays. Had the Company sold these vehicles during the first six months of 1998, gross profit would have increased by approximately by $3.0 million. Management expects to sell all of these units in the first quarter of 1999.

Notwithstanding the foregoing, with the 16.5 unit per day production rate, and the adverse consequences resulting from the timing differences on Net Sales as discussed above, the Company's gross profit was reduced from the prior year.

Depreciation and Amortization

Depreciation and amortization expense was $5.7 million for the first six months of 1998, a decrease of $1.1 million or 16.2% from depreciation and amortization expense of $6.8 million for the first six months of 1997. The decrease was primarily due to lower amortization of HUMVEE/HUMMER tooling in connection with the Company's plan to reduce the production rate from 25 to 16.5 units per day, lower depreciation expense due to the sale of Indianapolis assets and lower ESP tooling amortization expense due to complete amortization of such tooling during the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $13.2 million for the first six months of 1998, a decrease of $1.2 million or 8.3% from SG&A expense of $14.4 million for the first six months of 1997. The decrease is primarily attributed to the Company's planned reduction in corporate overhead related costs in conjunction with the cost reduction plan implemented in February 1997.

Restructuring charge

During the first six months of 1997 and in connection with its plan to reduce the production rate, the Company announced its plans to reduce certain overhead related costs. A restructuring charge of $9.1 million was recorded in connection with this plan. There was no similar charge during the first six months of fiscal 1998.

Operating Loss

The Company recorded an operating loss for the first six months of 1998 of $4.9 million, an increase of $4.2 million from an operating loss of $.7 million for the first six months of 1997. The change in operating loss is primarily attributed to the change in gross profit as discussed above and partially offset by the restructuring charge in the first six months of 1997, lower depreciation and amortization expense and lower SG&A expense.

Interest Income and Expense

Interest expense for the first six months of 1998 was $6.7 million, a decrease of $.6 million or 8.2% from interest expense of $7.3 million for the first six months of 1997. Average debt outstanding during the first six months of 1998 was $101.3 million at a weighted average interest rate of 12.16%. Average debt outstanding during the first six months of fiscal 1997 was $113.4 million at a weighted average interest rate of 11.95%. Interest income remained unchanged at $.1 million.

Income Tax Benefit

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $3.2 million for the first six months of 1998, an increase of $1.0 million from an income tax benefit $2.2 million for the first six months of 1997. The increase in income tax benefit was due to the decrease of taxable income.

Net Loss

As discussed above, the change in net loss was primarily due to lower operating income partially offset by lower interest and income tax expense.

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

Cash used by operating activities was $4.3 million for the six months ended April 30, 1998 compared to cash generated by operating activities of $47.9 million for the six months ended April 30, 1997. The key factors affecting cash flow from operating activities during the first six months of 1998 were the net loss, decreases in accounts payable partially offset by a reduction in inventory and accrued expenses. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at April 30, 1998 were essentially the same as levels at the end of the prior fiscal year.

Inventory levels at April 30, 1998 were slightly lower than levels at the end of the prior fiscal year. Included in the finished goods inventory at October 31, 1997 and at April 30, 1998 are 231 A2 Series HUMVEEs which were built for one customer. These units are expected to be sold by the first quarter of 1999.

During the first six months of 1998, the Company spent $1.0 million on capital expenditures primarily for tooling for vehicle production, as compared to $1.2 million during the first six months of 1997. The Company anticipates that operating cash flow and availability under the Revolving Credit Facility will be adequate to fund capital expenditures for fiscal 1998.

Management anticipates that cash flow from operations as impacted by the reduced HUMVEE/HUMMER production rate and overhead structure, as well as availability under its Revolving Credit Facility will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on October 31, 1999. As of April 30, 1998, the Company had borrowings of $16.0 million outstanding and approximately $19.9 million of availability under the Revolving Credit Facility. When the 231 A2 series units described above have been sold and the revenues are received therefrom, the loan balance will be reduced by $16.0 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DJ-5 Litigation

Reference is made to the information with respect to pending litigation relating to vehicular accidents involving DJ-5 postal dispatcher vehicles (which had not been made or sold by the Company) which was contained in item 3 of the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

In May, 1998, pursuant to agreement, the state court DJ-5 plaintiffs (in state court actions in California, Virginia and Texas) dismissed with prejudice their appeal from the order made May 1, 1996 of the United States Bankruptcy Court for the Southern District of New York, affirmed on September 30, 1997 by the United States District Court for the Southern District of New York, which had preliminarily enjoined them from prosecuting their state court actions, and consented that the preliminary injunction be made permanent, and on May 14, 1998 the Bankruptcy Court permanently enjoined the continued prosecution of the state court actions. In connection therewith, the Company made a payment which it does not deem to be material and the state court plaintiffs and the plaintiffs in an action in Louisiana dismissed their respective state court actions and delivered their general releases to the Company.

There are no actions pending against the Company in respect of DJ-5 vehicular accidents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 14, 1998                          AM GENERAL CORPORATION
                                                   Registrant


                                             By _________________________
                                                    Paul J. Cafiero
                                                    Vice President and
                                                     Chief Financial Officer
                                                    Duly authorized officer and
                                                    principal financial officer