Form 10-Q
period 1998-07-31
AM GENERAL CORP
filed 1998-09-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q
(Mark One)
[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

900 shares of the registrant's common stock, par value $.01 per share, are outstanding as of September 14, 1998.

Documents Incorporated by reference: None.

                            AM General Corporation
                                   Form 10-Q
                          Quarter Ended July 31, 1998

PART I - FINANCIAL INFORMATION                                                3

  ITEM 1.  FINANCIAL STATEMENTS                                               3

    Consolidated Balance Sheets                                               3

    Consolidated Statements of Operations                                     4

    Consolidated Statements of Cash Flows                                     5

    Notes to Consolidated Financial Statements                                6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                          7

    Three Months Ended July 31, 1998 ("third quarter of 1998")
      compared to Three Months Ended July 31, 1997
      ("third quarter of 1997")                                               9

    Nine Months Ended July 31, 1998 ("first nine months of 1998")
      compared to Nine Months Ended July 31, 1997
      ("first nine months of 1997")                                          12

    Liquidity and Capital Resources                                          15

    Year 2000 Business Matters                                               16

    Forward-Looking Statements                                               16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

SIGNATURES                                                                   18

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

--------------------------------------------------------------------------------
                                                         October 31,   July 31,
                        Assets                               1997        1998
--------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:
  Cash                                                     $  1,190      1,629
  Accounts receivable, net                                   52,661     54,868
  Inventories                                                87,299     86,187
  Prepaid expenses                                            2,802      1,373
  Deferred income taxes                                       6,198      6,622
--------------------------------------------------------------------------------
Total current assets                                        150,150    150,679

Income taxes receivable                                       1,379      4,460
Property, plant, and equipment, net                          44,920     43,200
Deferred income taxes                                        24,354     24,839
Goodwill, net                                                83,585     80,370
Other assets                                                 11,870     10,173
--------------------------------------------------------------------------------
                                                           $316,258    313,721
--------------------------------------------------------------------------------
    Liabilities and Stockholder's Deficit
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                           33,784     28,724
  Accrued expenses                                           60,510     64,905
--------------------------------------------------------------------------------
Total current liabilities                                    94,294     93,629

Long-term debt, excluding current maturities                 83,195     91,289
Postretirement benefits other than pensions,
  noncurrent portion                                        150,702    154,453
Other liabilities, excluding current maturities              13,570     10,356
--------------------------------------------------------------------------------
Total liabilities                                           341,761    349,727
--------------------------------------------------------------------------------
Stockholder's deficit:
  8% cumulative preferred stock, $1,000 par value.
    Authorized 10,000 shares; issued and outstanding
    5,000 shares                                              5,000      5,000
  Common stock, $.01 par value.  Authorized, issued and
    outstanding 900 shares                                        0          0
  Paid-in capital                                             1,000      1,000
  Accumulated deficit                                       (31,503)   (42,006)
--------------------------------------------------------------------------------
Total stockholder's deficit                                 (25,503)   (36,006)
Commitments and contingencies
--------------------------------------------------------------------------------
                                                           $316,258    313,721
--------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

                                       Three Months Ended     Nine Months Ended
                                            July 31,              July 31,
                                       ------------------    ------------------
                                        1997       1998       1997       1998
-------------------------------------------------------------------------------
Net sales                              $94,215    92,053    $366,005    275,347
-------------------------------------------------------------------------------

Cost and expenses:

  Cost of sales                         86,750    82,166     328,953    251,462
  Depreciation and amortization          3,122     2,746       9,934      8,444
  Selling, general, and
    administrative expenses              6,309     6,745      20,697     19,990
  Restructuring charges                     54         0       9,104          0
-------------------------------------------------------------------------------
Income/(Loss) before interest and
  income taxes                          (2,020)      396      (2,683)    (4,549)

Interest income                            (57)      (87)       (165)      (228)
Interest expense                         2,989     3,256      10,292      9,976
-------------------------------------------------------------------------------
Loss before income taxes                (4,952)   (2,773)    (12,810)   (14,297)
Income tax benefit                       1,344       561       3,595      3,794
-------------------------------------------------------------------------------
Net loss                               $(3,608)   (2,212)   $ (9,215)   (10,503)
-------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------
                                                             Nine Months Ended
                                                                 July 31,
                                                            -------------------
                                                              1997       1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  $ (9,215)   (10,503)
  Adjustments to reconcile net loss to
    net cash provided by (used in ) operating activities:
      Restructuring charges                                    9,104          0
      less Restructuring payments                             (1,270)    (2,121)
      Depreciation and amortization of plant and equipment     5,931      4,446
      Other amortization                                       4,779      4,737
      Decrease in allowance for doubtful accounts                (48)         0
      Increase in inventory reserve                            1,733        690
      Deferred income taxes                                   (6,787)      (909)
      Amortization of bond discount                               43         43
      Noncash other postretirement cost                        3,970      3,751
      Gain on sale of equipment                                   (5)       (10)
      Change in assets and liabilities:
        Accounts receivable                                   15,305     (2,207)
        Inventories                                           37,945        427
        Prepaid expenses                                        (249)       285
        Other assets                                             102        175
        Accounts payable                                     (37,360)    (5,059)
        Accrued expenses                                       5,844      5,920
        Income taxes                                           3,145     (3,333)
        Other liabilities                                      2,312     (2,356)
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           35,279     (6,024)
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of equipment                                 17      1,145
  Capital expenditures                                        (1,805)    (2,734)
-------------------------------------------------------------------------------
Net cash used in investing activities                         (1,788)    (1,589)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit
    agreement                                                (36,664)     8,052
-------------------------------------------------------------------------------

Net cash provided by (used in) financing activities          (36,664)     8,052
-------------------------------------------------------------------------------
Net change in cash                                            (3,173)       439
Cash and cash equivalents at beginning of period               5,867      1,190
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $  2,694      1,629
-------------------------------------------------------------------------------
Supplemental disclosure of cash items
  Interest paid                                             $ 11,871     11,592
  Taxes paid                                                     180        448
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

In the opinion of management, all adjustments, including normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1997.

Note 2.  Inventories

Inventories consisted of the following:

                                                                      July 31,
                                                        October 31,     1998
                                                           1997      (Unaudited)
                                                        -----------  -----------
Finished Goods                                            $42,528      43,189
Service Parts                                              16,451      17,959
Extended Service Program
  Production costs of goods currently
    in process                                              4,574       3,023
Raw Materials, supplies and work in progress               28,153      27,116
                                                          -------      ------
                                                           91,706      91,287

Less allowance for inventory obsolescence                  (4,407)     (5,100)
                                                          -------      ------
Total                                                     $87,299      86,187
                                                          =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE"), which it sells to the US and foreign military services. The Company sells HUMVEEs to foreign military services ("FMS") through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling a modified version of the HUMVEE ("HUMMER") to industrial and retail users through its commercial dealer network. In 1994, the Company began remanufacturing 2.5 ton medium tactical vehicles under the Army's Extended Service Program ("ESP")

HUMVEE/HUMMERs

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

The Company began producing the latest generation of military HUMVEEs, the A2 series, in August 1995 under a contract for 1,201 units known as the R021 Contract. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through the year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through July 31, 1998, a total of 8,979 vehicles have been ordered on the X001 Contract. The pending FY99 Defense Bill currently contains the necessary funding for the fourth year of this contract.

REMANUFACTURING

In September 1993, the Company was awarded the Extended Service Program ("ESP") Contract, the first multiyear contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of July 31, 1998 the Company has manufactured and delivered all of the base and option trucks to the US government under this contract.

The Company accounted for the base and option vehicles under the ESP Contract on the Estimate at Completion ("EAC") basis, which recognized estimated profits in the same percentage as revenues were recognized over the term of the contract. Estimated contract costs and profits were reviewed periodically and adjustments recorded as necessary. All known adjustments have been recorded.

During the first nine months of 1998, the Company successfully completed the addition of 585 vehicles and negotiated a higher per unit selling price. The Company does not account for these units on an EAC basis.

With the addition of these vehicles, the Company is assured of stable production through the middle of November 1998 at the current production rate. Additional units for 1999 production will be dependent upon the 1999 US Defense Bill currently in discussion.

Due to anticipated delays in the passage of the 1999 Defense Bill, the Company foresees a potential break in production at the Company's ESP facility. The Company is unable at this time to estimate the duration of such a break in production.

In compliance with the Worker Adjustment and Retraining Notification (WARN) Act, the Company is in the process of notifying the employees at the ESP facility of the possible break in production. Should there be a long term break in production, it would have a material adverse impact on the Company's results of operation and its financial condition.

Further, should sufficient additional units not be authorized under the 1999 Defense Bill, it would also have a material adverse impact on the Company's results of operation and its financial condition.

On November 10, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build 10 prototype vehicles for the US Army and Marines' Medium Tactical Truck Remanufacture program. A competitor was awarded a similar contract. Prototypes were delivered for testing in August 1997 and testing was concluded in April 1998. In May, the US Army advised the Company of its decision to cancel the 5-ton portion of the MTTR program. The remaining 7-ton truck requirement for the US Marines is for 8,168 trucks including options. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles for the DoD; accordingly, the Company anticipates a very high level of competition for this award. On September 14, 1998 the Company submitted its bid to the DoD for the MTTR contract. The Company believes the DoD will award the final contract to the manufacturer of its choice in late 1998.

SPARE PARTS LOGISTICS OPERATION  ("SPLO") and SYSTEMS TECHNICAL SUPPORT ("STS")

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended July 31, 1998 ("third quarter of 1998") compared to Three Months Ended July 31, 1997 ("third quarter of 1997")

                     AM General Corporation and Subsidiary
                     TABLE OF NET SALES AND HUMVEE/HUMMER
                            UNIT SALES INFORMATION
                    (in millions, except unit information)
                                  (unaudited)

                                                       Three
                                                   Months Ended
                                                     July 31,                                                           %
                                            1997                  1998                        Change                 Change
                                       --------------       ---------------              ---------------         --------------
Net sales
HUMVEE/HUMMERs
   US Military             $                     33.1                  37.9                          4.8                   14.5%
   International (1)                              4.1                   2.3                         (1.8)                (43.9)%
   Commercial                                    17.9                  15.8                         (2.1)                (11.7)%
                                       --------------       ---------------              ---------------
      Total HUMVEE/HUMMERs                       55.1                  56.0                          0.9                    1.6%

ESP                                              17.7                  19.5                          1.8                   10.2%
SPLO                                             11.4                  12.9                          1.5                   13.2%
STS                                              10.0                   3.6                         (6.4)                (64.0)%
                                       --------------       ---------------              ---------------

      Total net sales      $                     94.2                  92.0                         (2.2)                 (2.3)%
                                       ==============       ===============              ===============


HUMVEE/HUMMER Unit Sales
   US Military                                    549                   602                           53                    9.7%
   International (1)                               83                    34                          (49)                (59.0)%
   Commercial                                     280                   239                          (41)                (14.6)%
                                       --------------       ---------------              ---------------
      Total HUMVEE/HUMMERs                        912                   875                          (37)                 (4.1)%


HUMVEE/HUMMER Average Unit
 Selling Prices
   US Military             $                   60,262                62,957                        2,695                    4.5%
   International (1)                           49,349                67,647                       18,298                   37.1%
   Commercial                                  63,757                66,109                        2,352                    3.7%
      Total                                    60,417                64,000                        3,583                    5.9%

(1)  Includes FMS and Direct International Sales

Net Sales

The decrease in net sales was due primarily to lower STS, Commercial HUMMER and International Military HUMVEE sales partially offset by higher US Military HUMVEE, ESP and SPLO sales. The decrease in STS sales is due to higher sales in the third quarter of 1997 in connection with the delivery of the ESP technical data package and sales in connection with the Phase I award of the MTTR contract. The decrease in Commercial HUMMER sales is attributed to a decline in HUMMER unit sales partially offset by an increase in unit selling prices due to more expensive vehicle options and a general price increase. The decrease in International HUMVEE sales is due to the overall softness in the international market.

US Military HUMVEE sales increased primarily due to an increase in unit deliveries, higher average unit selling prices which is attributed to the sale of more expensive models and an increase in revenues in connection with engineering changes directed by the US Military.

The increase in ESP sales is primarily due to the delivery of units with higher average unit selling prices. These units were added to the ESP contract at a higher negotiated selling price rather than at the lower contract option selling price. The increase in SPLO sales is primarily attributed to higher deliveries of US military orders.


Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models increased by 5.9% from the third quarter of 1997 primarily due to higher unit selling prices for all models. Average unit selling prices for the US Military increased 4.5% over the third quarter of 1997 due primarily to a higher ratio of more expensive models and higher selling prices due to an annual economic price adjustment. Commercial HUMMER average unit selling prices increased 3.7% primarily due to price increases on the 1998 model and a reduction of sales incentives. Average unit selling prices for International HUMVEEs increased 37.1% due to the sale of a higher proportion of more expensive models.

Gross Profit

Gross profit was $9.9 million for the third quarter of 1998, an increase of $2.4 million or 32.0% from gross profit of $7.5 million for the third quarter of 1997. The Company's gross profit margin increased from 7.9% in the third quarter of 1997 to 10.7% in the third quarter of 1998. The increase in gross profit is primarily due to higher gross profit in connection with the delivery of 107 of the 585 ESP vehicles added to the ESP contract. Additionally, US Military gross profits increased due to the sale of more expensive models and the higher gross profit in connection with the A2 series HUMVEE engineering changes. The increase in gross profit was partially offset by a reduction in STS gross profit due to the higher level of STS sales in the third quarter of 1997.

Depreciation and Amortization

Depreciation and amortization expense was $2.7 million for the third quarter of 1998, a decrease of $.4 million or 12.9% from depreciation and amortization expense of $3.1 million for the third quarter of 1997. The decrease was primarily due to lower amortization of ESP related tooling.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $6.7 million for the third quarter of 1998, an increase of $.4 million or 6.3% from SG&A expense of $6.3 million for the third quarter of 1997. The increase is primarily attributed to higher IR&D related costs in connection with the Phase I contract for MTTR.

Operating Income/(Loss)

Operating income for the third quarter of 1998 was $.4 million an increase of $2.4 million or 120% from an operating loss of $2.0 million for the third quarter of 1997. The improvement is primarily attributed to higher gross profit and lower depreciation expense partially offset by higher SG&A expense.

Interest Income and Expense

Interest expense for the third quarter of 1998 was $3.3 million, an increase of $.3 million or 10% from interest expense of $3.0 million for the third quarter of 1997. Average debt outstanding during the third quarter of fiscal 1998 was $98.6 million at a weighted average interest rate of 12.2%. Average debt outstanding during the third quarter of fiscal 1997 was $86.7 million at a weighted average interest rate of 12.6%.

Interest income during the third quarter of 1998 was $.1 million which was unchanged from the third quarter of 1997.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $.5 million for the third quarter of 1998, a decrease of $.8 million from income tax benefit of $1.3 million for the third quarter of 1997. The decrease in income tax benefit was due to the decrease in taxable loss.

Net Loss

As discussed above, the decrease in net loss was primarily due to higher operating income partially offset by higher interest expense and a lower income tax benefit.

Nine Months Ended July 31, 1998 ("first nine months of 1998") compared to Nine Months Ended July 31, 1997 ("first nine months of 1997")

                     AM General Corporation and Subsidiary
                     TABLE OF NET SALES AND HUMVEE/HUMMER
                            UNIT SALES INFORMATION
                    ( in millions, except unit information)
                                  (unaudited)

                                    Nine Months Ended
                                        July 31,
                                 ------------------------                         %
                                    1997          1998          Change          Change
                                 ---------      ---------      ----------      -------
Net sales
HUMVEE/HUMMER
   US Military                   $   141.0          114.1          (26.9)       (19.1)%
   International (1)                  52.0            4.9          (47.1)       (90.6)%
   Commercial                         56.9           48.0           (8.9)       (15.6)%
                                 ---------      ---------      ---------
      Total HUMVEE/HUMMERs           249.9          167.0          (82.9)       (33.2)%

ESP                                   55.5           59.8            4.3          7.7%
SPLO                                  35.4           36.9            1.5          4.2%
STS                                   25.2           11.6          (13.6)       (54.0)%
                                 ---------      ---------      ---------

      Total net sales            $   366.0          275.3          (90.7)       (24.8)%
                                 =========      =========      =========


HUMVEE/HUMMER Unit Sales
   US Military                       2,329          2,060           (269)       (11.5)%
   International (1)                 1,011             78           (933)       (92.3)%
   Commercial                          929            726           (203)       (21.8)%
                                 ---------      ---------      ---------
      Total HUMVEE/HUMMERs           4,269          2,864         (1,405)       (32.9)%


HUMVEE/HUMMER Average Unit
Selling Prices
   US Military                   $  60,541         55,388         (5,153)        (8.5)%
   International (1)                51,523         62,821         11,298         21.9%
   Commercial                       61,200         66,116          4,916          8.0%
      Total HUMVEE/HUMMERs          58,549         58,310           (239)        (0.4)%


(1) Includes FMS and Direct International Sales

Net Sales

The decrease in net sales was due primarily to lower demand for US and International Military HUMVEE and Commercial HUMMER sales. Further, the decrease in International Military HUMVEE sales is primarily attributed to the sale of the 601 units for the FMS customer in the first nine months of 1997.

STS sales were lower due to higher sales in the first nine months of 1997 in connection with Phase I MTTR contract sales and the delivery of the ESP Technical Data Package. ESP sales were higher primarily due to the delivery of trucks with higher negotiated selling prices. SPLO sales were higher due to higher US Military sales.

Average HUMVEE/HUMMER Unit Selling Prices

Average unit selling prices for all models decreased slightly by .4% from the first nine months of 1997 primarily due to lower average unit selling prices for US Military HUMVEEs partially offset by higher unit selling prices for Commercial HUMMERs and International HUMVEEs. Average unit selling prices for US Military HUMVEEs decreased 8.5% over the first nine months of 1997 due primarily to a higher ratio of more expensive models sold in the first nine months of 1997. Commercial HUMMER average unit selling prices increased 8.0% primarily due to a price increase on the 1998 model and lower sales incentives. Average unit selling prices for International HUMVEEs increased by 21.9% primarily due to the sale of higher priced A2 HUMVEEs sold in the first nine months of 1998 as compared to a higher proportion of lower priced HUMVEEs sold during the first nine months of 1997.

Gross Profit

Gross profit was $23.9 million for the first nine months of 1998, a decrease of $13.1 million or 35.4% from gross profit of $37.0 million for the first nine months of 1997. The decrease in gross profit is primarily due to the overall decrease in sales and the gross profit in connection with the 601 units sold to the FMS Customer in the first nine months of 1997. The Company's gross profit rate declined from 10.1% in the first nine months of 1997 to 8.7% in the first nine months of 1998 primarily due to a higher proportion of lower gross profit related revenues.

Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the first nine months of 1998, a decrease of $1.5 million or 15.1% over depreciation and amortization expense of $9.9 million for the first nine months of 1997. The decrease was primarily due to lower depreciation expense with respect to the Indianapolis stamping plant which was closed in 1997 and lower amortization of tooling during the first nine months of 1998 in connection with the completion of the base and option ESP trucks and the reduction in unit production from 25 to 16.5 units per day which began at the beginning of the second quarter of 1997.

Selling, General and Administrative

Selling, general and administrative (SG&A) expense was $20.0 million for the first nine months of 1998, a decrease of $.7 million or 3.4% from SG&A expense of $20.7 million for the first nine months of 1997. The decrease is primarily attributed to lower advertising costs.

Restructuring Charge

In anticipation of continued softness in the demand for Military HUMVEEs, primarily International, the Company implemented a plan to improve its operating results and financial liquidity during the first nine months of 1997. The plan consisted of 1) a reduction in the HUMVEE/HUMMER production rate, 2) a reduction in corporate overhead costs, and 3) a cost review of Indianapolis Stamping Plant parts based on reduced HUMVEE/HUMMER volumes.

Effective February 3, 1997, the HUMVEE/HUMMER production line rate was reduced from 25 to 16.5 units per day. During the first nine months of 1997, the Company recorded special charges of $7.5 million in connection with its decision to close the Indianapolis Stamping Plant and $1.6 million with respect to employee layoff costs in connection with its plan to reduce fixed and corporate overhead costs. There were no comparable costs recorded by the Company during the first nine months of 1998.

Operating Loss

The Company reported an operating loss of $4.5 million for the first nine months of 1998, an increase of $1.8 million or 66.7% from an operating loss of $2.7 million for the first nine months of 1997. The increase in operating loss is primarily attributed to lower gross profits partially offset by the $9.1 million Restructuring charge recorded in the first nine months of 1997 and lower SG&A and amortization expense during the first nine months of 1998.

Interest Income and Expense

Interest expense for the first nine months of 1998 was $10.0 million, a decrease of $.3 million or 2.9% from interest expense of $10.3 million for the first nine months of 1997. Average debt outstanding during the first nine months of 1998 was $99.5 million at a weighted average interest rate of 12.2%. Average debt outstanding during the first nine months of 1997 was $104.5 million at a weighted average interest rate of 12.5%.

Interest income during the first nine months of 1998 was $.2 million which was unchanged from interest income during the first nine months of 1997.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $3.8 million for the first nine months of 1998, an increase of $.2 million from income tax benefit of $3.6 million for the first nine months of 1997. The increase in income tax benefit was due to the increase in taxable loss.

Net Loss

As discussed above, the increase in net loss was primarily due to lower operating income partially offset by lower net interest expense and a higher income tax benefit.

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

Cash used in operating activities was $6.0 million for the first nine months of 1998 compared to cash provided by operating activities of $35.3 million for the first nine months of 1997. The key factors affecting cash flow from operating activities were the net loss reduced by non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses, decreases in accounts payable and increases in accounts receivable.

Accounts receivable levels at the end of the first nine months of 1998 were $54.9 million, an increase of $2.2 million or 4.2% from accounts receivable of $52.7 million at the end of the prior fiscal year. The increase in accounts receivable is primarily due to higher unbilled contract modifications due to A2 series HUMVEE directed engineering changes.

Inventory levels at the end of the first nine months of 1998 were $86.2 million, a reduction of $1.1 million or 1.3% from inventory levels of $87.3 at the end of the prior fiscal year. The improvement in inventory is due to the reduction of ESP related raw materials partially offset by slightly higher levels of finished goods. Included in the finished goods inventory are 231 completed A2 series HUMVEE units for an FMS customer. Management anticipates that these units will be on contract and delivered by the end of the first quarter of 1999. When the units are delivered for sale the finished goods inventory will decrease by approximately $12 million.

During the first nine months of 1998, the Company spent $2.7 million on capital expenditures primarily for year 2000 compliant software, machinery and equipment and tooling for vehicle production, as compared to $1.8 million during the first nine months of 1997. During the first nine months of 1998, capital expenditures were offset by $1.1 million of proceeds from the sale of assets with respect to the Company's former Indianapolis stamping facility. There were no significant asset sales in the first nine months of 1997. The Company expects its remaining capital expenditures in fiscal 1998 to be funded from operating cash flow and availability under the Revolving Credit Facility.

The Company's Revolving Credit Facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined therein, and expires on October 31, 1999. As of July 31, 1998, the Company had borrowings of $17.0 million outstanding and approximately $23.7 million of excess availability under the Revolving Credit Facility. When the 231 A2 series HUMVEE units described above have been sold and the revenues are received therefrom, the loan balance will be reduced by approximately $16.0 million.

The ability of the Company to meet its debt service requirements and to comply with its loan covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Year 2000 Business Matters

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In September 1997, the Company formed an internal committee to perform a comprehensive review of its computer systems, the purpose of which was to identify the systems that could be affected by the "Year 2000" issue and recommend a solution. The committee made a review of the Company's current systems and evaluated three alternatives which included fixing the defective code internally, outsourcing the project to a third party or purchasing new software. Factors affecting the committee's decision included the cost benefit analysis of fixing the code versus replacing the software with newer and more cost effective technology. Upon completion of its review, the committee reached a conclusion and recommended that the Company purchase and implement new software.

The committee focused on a company wide solution and selected the market leaders offering such software. Further, the committee narrowed its search to software that specialized in the aerospace and defense industries. From October 1997 through June 1998 the committee participated in software demonstrations and evaluated proposals for implementation from a variety of information technology consultants. In June, the committee reached a consensus on its choice of software and the implementation consultant and management approved its recommendation. The committee began the implementation process in July 1998.

The Company anticipates the project will conclude in May 1999. Costs in connection with the implementation will not have a material adverse impact on the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Listing of Exhibits

              Exhibit Number            Description
              ----------------------------------------------------------------
              27                        Financial Data Schedule

         (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 1998                           AM GENERAL CORPORATION
                                                       Registrant


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