Form 10-K405
period 1998-10-31
AM GENERAL CORP
filed 1999-01-29
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K



 (MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO
                               ------    ------

                        COMMISSION FILE NUMBER: 33-93302

                             AM GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)

                             ----------------------

          DELAWARE                                      35-1852615
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization )


       105 NORTH NILES AVENUE
         SOUTH BEND, INDIANA                             46617
(Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (219) 284-2907

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant is $0. Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of January 29, 1999.

         DOCUMENTS INCORPORATED BY REFERENCE:     None.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I                                                                         3

   ITEM 1.  BUSINESS                                                           3

   ITEM 2.  PROPERTIES                                                        10

   ITEM 3.  LEGAL PROCEEDINGS                                                 11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12


PART II                                                                       13

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.                                                          13

   ITEM 6.  SELECTED FINANCIAL DATA.                                          14

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.                                            15

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       25

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.                                             47


PART III                                                                      48

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.               48

   ITEM 11. EXECUTIVE COMPENSATION.                                           49

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   52

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   52


PART IV                                                                       54

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  54


SIGNATURES                                                                    58

PART I

ITEM 1.  BUSINESS

AM General Corporation and its wholly owned subsidiaries, AM General Sales Corporation and Chippewa Corporation (collectively, the "Company" or "AM General" ) is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HUMVEE "(R) or "HUMMER"(R)), which it sells to the US and foreign military services and to industrial and retail users through its commercial dealer network. From the introduction of the HUMMER/HUMVEE in 1984 and through October 31, 1998, the Company has delivered 126,032 HUMVEEs in a variety of configurations to the DoD for use by the US Armed Forces, 22,072 HUMVEEs to the military services of 40 foreign countries, and 6,402 Commercial HUMMERs. In fiscal 1998, the Company sold 4,145 HUMMER/HUMVEEs. In addition to HUMMER/HUMVEEs, the Company also remanufactures and modernizes used military vehicles and markets both technical support services and spare parts.

The Company classifies its operations into five business lines: (i) US and Foreign Military HUMVEEs, (ii) Commercial HUMMERs, (iii) Remanufacturing - Extended Service Program ("ESP"), (iv) Spare Parts Logistics Operations ("SPLO") and (v) Systems Technical Support ("STS"). Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein, in which the Company's net sales are summarized by business lines.

The Company recorded an $8.3 million net loss for fiscal 1998. Included in the loss is a $5.3 million pre-tax restructuring charge in connection with the anticipated closure of the ESP facility. On September 15, 1998, the Company issued a notice under the Worker Adjustment and Retraining Notification ("WARN") Act to the employees at the ESP facility advising them that the Company had insufficient orders to keep the plant in operation. Subsequent to that notice, the Company received orders that extended production through April 19, 1999 at the current production rate. On January 21, 1999 the Company issued another notice under the WARN Act to the employees at the ESP facility advising the employees that the facility would be closing in April of 1999.

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco") which is 97.9% owned by trusts established by Mr. Ira Leon Rennert, the Chairman and sole director of the Company and Renco for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company.

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

The HUMVEE has been upgraded since its introduction with improved components and added features. During 1994, the Company developed and produced a new series of HUMVEE models known as the A1-

Series which incorporated an increase in the payload capacity and various other enhancements. In 1995, the Company began production of an A2 Series under contracts with the DoD including the X001 Contract which is the Company's current contract with the DoD. See MD&A.

DOMESTIC SALES; GOVERNMENT CONTRACTS. Based upon currently available information from the Tank, automotive and Armaments Command ("TACOM"), which is an administrative agent for the US Army, management expects that the US Armed Forces will require at least the same number of HUMVEEs that were produced and delivered during fiscal 1998 (approximately 2,700 units) but significantly less than were required under prior contracts. However, the volume reduction has been partially offset by significantly higher unit prices received in fiscal 1998.

TACOM has indicated that the US Armed Forces will require HUMVEE purchases beyond the year 2020 and currently has no plan to change the HUMVEE's mission requirements. Further, the US Marines have asked for and received permission to accelerate delivery of its approximately 17,000-unit HUMVEE requirement. Should the US Marines obtain the necessary funding and accelerate this schedule, the production rate for HUMMER/HUMVEEs would likely increase beyond the current production rate of 16.5 units per day as early as fiscal year 2000.

The US Army has formed an Integrated Process Team ("IPT") to study the future generation of Light Tactical Vehicles ("LTV"). Members of the IPT consist of representatives from some of the major automotive manufacturing companies, including a representative of the Company. The purpose of the IPT is to establish the requirements for the next generation of LTV's. Senior members of the Army have decided that the LTV must meet the current mission profile of the HUMVEE. As a member of the IPT, the Company's representative will be working closely with the team to insure that all future requirements are met. Management believes that the next generation LTV will be an upgraded HUMVEE.

As of October 31, 1998, the Company had a total US military backlog of 247 military HUMVEEs valued at $12.0 million compared to 139 HUMVEEs valued at $9.1 million at October 31, 1997.

INTERNATIONAL SALES. Since November 1986, the Company has sold military HUMVEEs to foreign nations, either directly to the foreign nation or through the US Government's Foreign Military Sales ("FMS") program. The Company will continue to capitalize on the HUMVEE's proven combat performance with the US Armed Forces, the extensive offering of HUMVEE configurations and the Company's technical and logistical support services to increase sales to foreign military markets. To date, Taiwan, Saudi Arabia, Mexico, the United Arab Emirates and Thailand have been the five largest of the Company's 40 international military customers.

The Company sells HUMVEEs in various configurations to the military services of foreign nations through the FMS program and its direct sales force and local representatives. The FMS program is part of the US Government's security assistance program, which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 1998 and October 31, 1997, there were no significant FMS and direct sales backlogs. In fiscal 1998, international military HUMVEE sales accounted for approximately 9.2% of total HUMMER/HUMVEE unit sales and 9.6% of HUMMER/HUMVEE net sales revenue. Management believes that foreign military services will continue to purchase HUMVEEs because they are competitive in the market as evidenced by the fact that it is the only light TWV being purchased in quantity by the US military and they are the best vehicles available.

In fiscal 1997, the Company manufactured 231 HUMVEEs for a valued customer seeking to acquire HUMVEEs under the FMS program (the "FMS Customer"). Due to negotiation related difficulties in obtaining the order, these units remained in finished goods inventory at October 31, 1998. As a result, the Company's finished goods inventory was increased at October 31, 1997 and October 31, 1998 beyond normal operating levels. Moreover, such delay resulted in a higher than expected level of borrowing by the Company under its revolving credit facility. The Company continues to pursue an order with the FMS Customer for whom the units were built; additionally, the Company has expanded its efforts to find alternative buyers. Management believes that the inventory will be sold in fiscal 1999. See MD&A-Liquidity and Capital Resources


Commercial HUMMERs

In October 1992, the Company broadened the market for the HUMMER by developing and introducing a commercial version of the HUMVEE. The Company's engineering staff has improved and adapted the military HUMVEE for industrial and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the Commercial HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. Since 1992, the Company sold 6,402 Commercial HUMMERs through its network of approximately 89 domestic and international dealerships and distributors. As of October 31, 1998, AM General had a total backlog of 54 Commercial HUMMERs valued at $3.5 million compared to 52 valued at $2.8 million on October 31, 1997. In fiscal 1998, Commercial HUMMER sales accounted for approximately 25.5% of total HUMMER/HUMVEE unit sales and 28.0% of HUMMER/HUMVEE net sales revenue.

Commercial HUMMERs are functionally equivalent to the A2 Series military HUMVEE with modifications to comply with Federal Motor Vehicle Safety Standards ("FMVSS") for Class III (gross vehicle weight ("GVW") of 10,000 to 14,000 pounds) trucks and to satisfy commercial customer requirements relating to safety, comfort and convenience. In addition to the standard HUMMER models, Commercial HUMMERs have been configured as fire fighting and rescue vehicles, ambulances, snowplowing vehicles; and to carry a variety of equipment and tools such as man-lifts and backhoes.

The Company currently markets four models of the Commercial HUMMER, which include two-passenger and four-passenger hard-tops, a four-door wagon and an open-top sport model with suggested retail prices ranging from $65,000 to $92,000, depending on options. The Company provides customer service, spare parts and warranties to its commercial customers through its dealer network.

The commercial market consists of individuals, government agencies and industrial users located in the US and overseas which require or desire the HUMMER's enhanced off-highway mobility, durability and payload capacity. Targeted customers include businesses engaged in the mining, electric utility, fire and rescue, oil and gas exploration, and heavy construction industries. Additionally other customers include non-DoD government agencies such as Federal Emergency Management, in addition to state and local fire, police and park service departments.

The Company markets Commercial HUMMERs in the retail and fleet markets through a network of dealers located throughout the United States and international distributors primarily in the Middle East, South America and Canada. As of October 31, 1998, the Company had approximately 46 domestic dealerships and 43 international distributors. Management intends to strengthen its Commercial HUMMER distribution network by improving its dealer base.

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

Since February 1995, the Company has issued eight recalls regarding design problems with certain mechanical features of the Commercial HUMMER. The total cost to the Company of the eight recalls is estimated to be approximately $457,966 of which $354,940 has been incurred as of October 31, 1998. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future Commercial HUMMER sales.

REMANUFACTURING

The Company entered the remanufacture and modernization market in September 1993, upon being awarded the contract for the DoD's ESP. That contract called for the Company to rebuild and deliver remanufactured and modernized 2-1/2-ton trucks by disassembling trucks provided by the DoD (the "ESP Contract"). The Company entered into this business in response to the US Government's declining defense budget and, as a result thereof, the US Government's desire to remanufacture and modernize existing vehicle fleets in lieu of procuring new vehicles. In the US Army's tests, the Company's ESP trucks met or exceeded all requirements and performed comparably to new US Army 2-1/2-ton trucks at a unit price of approximately 50% less than that of a new vehicle. As of October 31, 1998, the Company had remanufactured and delivered 4,776 units to the DoD. When the last unit is completed in April 1999, the Company will have delivered 5,483 remanufactured 2-1/2-ton vehicles to the US Army under this program.

Despite the economic advantage offered by the Company's re-manufactured 2-1/2 ton, the US Army has decided not to purchase any additional units beyond those that are already on contract. Accordingly, the Company issued a WARN act notice on January 21, 1999 to those employees affected by this decision advising them that the facility will be closed. The last unit of production is scheduled to occur on April 19, 1999 at which time production at the facility will cease and plant closure operations will commence.


MEDIUM TACTICAL TRUCKS

On November 20, 1996, the Company was awarded a $6.9 million Phase I contract by the DoD to build ten prototype vehicles for the Medium Tactical Truck Remanufacture ("MTTR") program for the US Army and Marine Corp. A competitor was awarded a similar contract. The Company delivered ten prototype vehicles for testing purposes under the Phase I contract in August 1997 and submitted its best and final proposal on November 30,1998. On December 18, 1998 the DoD advised the Company that the contract had been awarded to the Company's competitor.

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the DoD to build three prototype vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program for the US Army. A competitor was awarded a similar contract. Under this contract, the Company is to produce two new 5.0-ton vehicles and one new 2.5-ton vehicle for testing purposes. Upon successful testing of the vehicles, the Company will be asked to submit a production bid for approximately 700 vehicles to be built over three years. If successful in winning this low-rate production contract which is expected to be awarded in late 1999, upon its completion, the Company will be asked to compete with the current FMTV contract manufacturer for a share of the following FMTV multiyear contract.


SPLO AND STS

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO and STS sales. In fiscal 1998, SPLO and STS accounted for approximately 12.9% and 3.2%, respectively, of net sales.

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

STS is a full service engineering organization providing comprehensive technical support and engineers to TACOM, with contracts on both wheeled and tracked vehicles, including medium and heavy trucks and the HUMVEE. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

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

At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army commenced modernizing its medium TWV fleet by procuring new 2-1/2-ton and 5-ton trucks, and by obtaining remanufactured 2-1/2-ton vehicles through the Company under the ESP program.

AM General was the first company to be awarded a major remanufacturing contract by the US Army and is currently the only company rebuilding 2-1/2 ton vehicles for the US Army under its ESP program. Despite the economic advantage offered by the Company's re-manufactured 2-1/2 ton, the US Army has decided not to purchase any additional units beyond those that are already on contract and the Company's activities under this contract will cease in April 1999.

In an effort to accelerate the procurement of new 2-1/2 and 5-ton vehicles, TACOM announced its intention to stage a competition for and award a second source for the FMTV program. When selected in late 1999, the second source will be awarded approximately 700 vehicles to produce over a three-year period. At the conclusion of that contract, the second source will compete with the current source for a share of the remaining program requirements; the winner of which will receive the larger share of the following FMTV multiyear contract. As discussed above, the Company intends to compete vigorously for the FMTV second source award.

RESEARCH AND DEVELOPMENT

The Company believes that its technical expertise and engineering resources are a competitive advantage, which has enabled the Company to successfully procure business contracts with the US government. In addition to its STS operations, which are dedicated to TACOM, the Company also maintains an independent research and development ("R&D") department at its Livonia, Michigan facility to conduct R&D activities.

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

Approximately 72.5% of the Company's cost of manufacturing HUMMER/HUMVEE vehicles consists of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. Approximately 23% of the Company's total purchased materials are supplied by various divisions of General Motors Corporation. These materials include engines, transmissions, steering and electronic components. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

COMPETITION

As the sole manufacturer of the HUMVEE for the US Armed Forces for more than thirteen years, the Company believes that it is the dominant US manufacturer in supplying light TWVs to the DoD and is one of only a few manufacturers on a worldwide basis. Management believes that the HUMMER/HUMVEE offers enhanced mobility and dependability at a lower cost than any of its international competitors.

The Company's Commercial HUMMER competes as a highly specialized vehicle within an established, competitive four-wheel drive vehicle marketplace. There are a number of domestic and foreign manufacturers of four-wheel drive vehicles, which have recognized models and established distribution, sales, service and warranty administration systems in place. By virtue of its design, the Commercial HUMMER offers off-highway mobility and durability far beyond the capabilities of competing trucks, which are designed primarily for on-highway use. The Company's commercial marketing efforts attempt to demonstrate and exploit this value in order to penetrate the markets for Class II and Class III four-wheel drive trucks.

The Company is in competition for the FMTV second source contract to be awarded in late 1999. The Company anticipates a very high level of competition for this award. The Company's competitor is an experienced manufacturer of tactical wheeled vehicles and contractor with TACOM.

Competition in SPLO is highly fragmented among a large number of small independent suppliers and selected original equipment manufacturers.

SEASONALITY AND PAYMENT

The Company's business is generally not seasonal. The Company builds military vehicles subject to fixed- price medium and long term contracts. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed price, normally with a specific delivery schedule. Payments are usually due thirty days after delivery, except in the case of direct international sales, for which payment is received shortly after shipment pursuant to letters of credit opened by the customer in favor of the Company at the time of the placement of the order.

Export sales to unaffiliated customers represent a significant portion of the Company's total net sales. See notes 1(a) and 16 of the notes to Consolidated Financial Statements contained herein. Currency and economic problems in certain parts of the world may adversely impact future export volume.

Payment for sales to Commercial HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either voluntary or mandatory repurchase agreements. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. At October 31, 1998, the mandatory repurchase agreements covered 82 Commercial HUMMERs with a total value at dealer cost of $5.9 million.

Since export sales are priced in US dollars, the Company does not expect any material adverse impact in connection with the introduction of the Euro currency.

EMPLOYEES

As of October 31, 1998, the Company had 437 salaried employees and 857 hourly employees. Of the 1,294 employees, 231 provide general administrative services including legal, finance, human resources, and other corporate functions. All of the Company's hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The Company's labor contract for the Mishawaka HUMMER/HUMVEE and SPLO operations which expired in September 1998 was re-negotiated and ratified by 83% of those members that voted. The current labor agreement expires in September of 2001. The Company believes that its relations with employees are satisfactory.

As a result of the WARN notice issued on January 21, 1999, the Company anticipates that the number of employees will be reduced by 277 hourly and 23 salaried employees when the ESP plant is closed.

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

The Company maintains a dedicated remanufacturing facility in South Bend for its ESP operations. The Company increased capacity at its ESP plant from 5 to 7 remanufactured vehicles per day. This facility is presently operating at 6.2 units per day and will continue to do so until April 19, 1999 when the last unit will be manufactured and all production at the facility will cease. Shortly thereafter, plant closure operations will commence.

The Company operates a test track in South Bend located near the ESP facility, which had been leased by the Company. The Company exercised its option to purchase the test track for a nominal amount. The acquired property was immediately transferred to the Chippewa Corporation ("Chippewa"), a wholly owned subsidiary of the Company, and leased by the Company from Chippewa. Prior to the purchase, the Company conducted environmental testing of the site, the conclusions of which indicated little if any contamination occurring during its occupancy. The Company has offered and the environmental agencies have accepted a plan by which the Company will provide assistance in the remediation of the adjacent properties. The remediation effort is not anticipated to have a material adverse impact on the Company's financial condition. Chippewa has agreed to participate in the state of Indiana's Voluntary Remediation Program for the pre-RICRA lagoons located on Chippewa's property.

In March 1997, the Company notified UAW Local #555 officials and the salaried employees at the Stamping and Assembly Plant in Indianapolis that, based on current and expected levels of business, it was closing the plant. In September 1997, the Company closed the facility. The machinery and equipment at the facility were sold at auction at a guaranteed price of $2.8 million. In July 1998, the land and building were sold for $1.2 million to a local developer. See MD&A.

The Company's STS and R&D operations are located in Livonia, Michigan, which is approximately 28 miles from TACOM's facility. In addition to providing convenience to its primary customer, TACOM, the personnel at the Livonia facility act as a liaison between the Company's management in South Bend and TACOM.

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

On December 18, 1995, the Company through its legal counsel filed a motion for summary judgment with respect to the claim. The Company's motion raised only one of the Company's affirmative defenses to the Government's claim. If successful, this affirmative defense would have completely offset the Government's claim and would have resolved the case without need for further proceedings. The Government responded by filing its own summary judgment motion, arguing that, given the factual circumstances, the relevant case law precludes the Company from pursuing this particular affirmative defense.

On November 10, 1998, the Board denied the Company's motion and granted the Government's motion. The ruling precludes the Company from arguing this particular affirmative defense throughout the remainder of the proceedings before the Board. The Company is free to argue all other affirmative defenses. The Board's summary judgment ruling is subject to appeal, but not until after the trial before the Board is completed.

The case is currently set for trial on September 14, 1999. The parties may take discovery until August 3, 1999. The parties are discussing the possibility of resolving this dispute through an alternate dispute resolution procedure wherein the parties would have the dispute decided by an arbitrator(s). In the meantime, the Government is auditing the Company's submission of conventional offsets. These offsets will nearly match the amount of the Government's claim. The Government's audit should be completed by April 1999.

If settlement discussions are unsuccessful, the Company believes that it will prevail in the litigation. However, there can be no assurance as to the outcome of such litigation, and an adverse decision on the claim could have a material adverse effect on the Company.

DJ-5 LITIGATION

In December 1998, an action was instituted in the United States District Court for the Southern District of West Virginia against the Company by the administrator of the estate of a woman who suffered fatal injuries while driving a DJ-5 vehicle. The action seeks damages of $5 million.

The DJ-5 driven by the decedent was manufactured, according to the complaint in 1974. The Company was not incorporated until 1991. The Company has never manufactured or sold DJ-5 vehicles or parts for such vehicles.

In the purchase agreement pursuant to which the Company purchased certain of the assets and assumed certain of the liabilities in April 1992 from a former AM General Corporation, in the Chapter 11 proceeding of that company and its parent, it was expressly provided that the Company was not acquiring any DJ-5 assets of the former company nor assuming any DJ-5 liabilities of the former company. This agreement was approved by an order of the United States Bankruptcy Court for the Southern District of New York, which authorized the sale, that being the Court which had jurisdiction over the Chapter 11 proceedings of the former company and its parent.

Accordingly, the Company disclaims any liability on account of this matter.

BREACH OF CONTRACT

On December 30, 1991, Dial Machine & Tool, Inc. filed a complaint in the Starke County, Indiana Circuit Court alleging breach of Purchase Order Agreements by the Company's predecessor. The plaintiff asserts that it was forced into bankruptcy as the result of the alleged breach. The plaintiff seeks compensatory damages of $744,103 and punitive damages of $10,000,000. The judge suggested the parties mediate this dispute. The parties are engaged in settlement negotiations.

HMMWV PRODUCT LIABILITY CLAIM

On May 11, 1998, the family of a deceased Army Sergeant filed a complaint against AM General and the company that supplies seat belts for the HMMWV. The complaint was filed in the U.S. District Court for the District of Colorado. The complaint alleges that the Sergeant's seat belt released and allowed him to be thrown from the HMMWV while it was rolling over after leaving the road and traveling into a ditch. The Sergeant was a passenger in the vehicle, and died from his injuries. The complaint claims that the seat belt was defectively designed and that proper warnings were not issued. The Company has alleged the government contractor's defense as an affirmative defense and intends to file a summary judgment motion seeking to resolve the claims against the Company on that basis. A settlement conference is scheduled for February 2, 1999. If the settlement conference is unsuccessful, the Company will file its summary judgment motion. The summary judgment motion will be resolved by April 8, 1999. If the Company not successful on its summary judgment the case will proceed to trial. The Company expects to prevail in a trial on the merits. While the outcome of any jury trial is uncertain, the Company does not anticipate that an adverse decision would have a material adverse effect on the Company.

AGE DISCRIMINATION CLAIM

William Wilson filed an age discrimination suit against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination in Employment Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson $238,902 in back-pay. The court awarded Mr. Wilson the following additional amounts:
$13,604 in pre-judgement interest; $160,194 in front pay; and $56,890 in attorney's fees. The Company accrued the jury award and has appealed the judgement. The appellate court heard oral arguments in February 1998. As of January 1999, the appellate court had not issued its decision on the Company's appeal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for the Company's common stock. As of January 29, 1999, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 1997 and 1998. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 8 of the Consolidated Financial Statements contained herein.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth certain summary financial and other data of the Company for each of the years in the five-year period ended October 31, 1998. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.

                                                                                Fiscal Year Ended
                                                                                   October 31,
                                                          --------------------------------------------------------------
                                                             1998          1997         1996         1995         1994
                                                          --------------------------------------------------------------
(dollars in millions)
Statement of Operations Data
----------------------------
Net Sales                                                    $ 392.8        468.2        462.4        411.7        454.4
Gross Profit (a)                                                48.5         43.2         42.9         56.0         65.4
Depreciation and Amortization                                   13.2         12.7         16.8         15.8         15.1
Selling, General and Administrative Expenses                    27.7         26.2         37.3         36.3         38.5
Special termination benefits                                       -          0.1          3.2            -            -
Plant Closing/Restructuring charges                              5.2          3.5            -            -            -
Operating Income (Loss) (b)                                      2.4          0.7       (14.4)          3.8         11.6
Interest Expense, Net                                           12.8         13.2         13.9         10.7          8.2
Income Tax Expense (Benefit)                                   (2.1)        (3.0)        (8.7)        (0.4)          3.0
Income (Loss) before Extraordinary Item                        (8.3)        (9.5)       (19.6)        (6.5)          0.4
Extraordinary  Item, net of Income Taxes of $1.75                  -            -            -          3.0            -
                                                          ---------------------------------------------------------------
Net Income (Loss)                                            $ (8.3)        (9.5)       (19.6)        (3.5)          0.4

Balance Sheet Data
------------------
Working Capital                                               $ 56.1         55.9         87.9         98.1          2.5
Property Plant and Equipment, net                               41.7         44.9         56.5         62.8         64.6
Total Assets                                                   314.8        316.3        373.2        372.7        295.5
LTV Creditor Trust Obligations                                     -            -            -            -         43.3
Total Debt (c)                                                  82.2         83.2        126.9        126.9         51.4
LTV Creditor Trust Stock (d)                                       -            -            -            -          6.4
Stockholder's Equity (Deficit)                                (34.1)       (25.5)       (16.0)          3.6         13.2

(a) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).

(b) Operating Income represents earnings before interest and provision (benefit) for income taxes.

(c) Total Debt includes the revolving credit facility, the discounted value of the LTV Creditor Trust Obligations, Senior Notes issued at acquisition and the 12 7/8% Senior Notes due 2002 issued in 1995 (the "Refinancing").

(d) Represents a put obligation of the Company to repurchase the LTV Creditor Trust Stock which was purchased in the Refinancing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General is the largest supplier of light TWV's for the DoD. The Company is the original designer and sole manufacturer of the HUMMER/HUMVEE. The Company also sells HUMVEEs to foreign military services through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network.

From 1990 through October 31, 1997, AM General sold 49,797 HUMVEEs under its A1 Series program with the DoD. All production under that contract was completed by April 30, 1996 at which time 768 vehicles were produced for a certain FMS customer and remained in finished inventory. In the fourth quarter of fiscal 1996, 167 of the vehicles were sold and the balance of 601 vehicles were sold in January 1997.

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

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the next five years. The X001 contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated via the annual Defense Budget. Through December 1998, a total of 10,573 vehicles have been ordered on the X001 Contract. The FY99 Defense Bill currently contains the necessary funding for the fourth year of this contract.

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

In September 1993, the Company was awarded the ESP Contract, the first multi-year contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Approximately three old trucks are completely disassembled - certain parts are reworked, others are scrapped and specific new parts are added - for every two remanufactured vehicles under this contract. As of October 31, 1998, a total of 4,776 trucks have been remanufactured and delivered to the US government at a total contract value of $283 million. Work under this contract is expected to be completed in April 1999.

The Company accounted for the base portion and contractual options of the ESP Contract on the Estimate At Completion ("EAC") basis which recognizes estimated profits in the same percentage as revenues are recognized over the term of the contract. Estimated contract costs and profits are reviewed periodically and adjustments recorded as necessary. Revenue under the short term follow-on ESP contracts is recorded when specific contract terms are fulfilled and title passes by either delivery or acceptance, with cost of sales recognized based upon unit cost.

In an effort to accelerate the procurement of new 2-1/2 and 5-ton vehicles, TACOM announced its intention to stage a competition for and award a second source for the FMTV program. When selected in late 1999, the second source will be awarded approximately 700 vehicles to produce over a three-year period. At the conclusion of that contract, the second source will compete with the current source for a share of the remaining program requirements; the winner of which will receive the larger share of the following FMTV multiyear contract. The Company intends to compete vigorously for the FMTV second source award.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 1998 ("FISCAL 1998") COMPARED WITH TWELVE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1997")

                                       AM General Corporation and Subsidiary
                          Table of Net Revenues and HUMMER/HUMVEE Unit Sales Information
                                      ( in millions, except unit information)

                                                             Fiscal Year Ended
                                                                October 31,
                                                           ------------------------                        %
                                                             1998            1997         Change         Change
                                                           -------------------------    ----------     ----------
Net Sales
---------
HUMMER/HUMVEEs
   US Military                                             $     152.7         159.7         (7.0)         (4.4)%
   International (1)                                              23.5          64.0        (40.5)        (63.3)%
   Commercial                                                     68.5          80.1        (11.6)        (14.5)%
                                                           -----------     ---------    ---------
      Total HUMMER/HUMVEEs                                       244.7         303.8        (59.1)        (19.5)%

ESP                                                               85.0          77.3          7.7          10.0%
SPLO                                                              50.7          51.0         (0.3)         (0.6)%
STS                                                               12.4          36.1        (23.7)        (65.7)%
                                                           -----------     ---------    ---------
      Total Net Sales                                      $     392.8         468.2        (75.4)        (16.1)%


HUMMER/HUMVEE Unit Sales
------------------------
   US Military                                                   2,706         2,664           42           1.6%
   International (1)                                               380         1,196         (816)        (68.2)%
   Commercial                                                    1,059         1,276         (217)        (17.0)%
                                                           -----------     ---------    ---------
      Total HUMMER/HUMVEEs                                       4,145         5,136         (991)        (19.3)%

HUMMER/HUMVEE Average Unit Selling Prices
-----------------------------------------
   US Military                                             $    56,432        59,947       (3,515)         (5.9)%
   International (1)                                            61,892        53,512        8,380          15.7%
   Commercial                                                   64,665        62,774        1,890           3.0%
      Total HUMMER/HUMVEEs                                      59,036        59,151         (115)         (0.2)%

(1) Includes FMS and Direct International Sales

NET SALES

The decrease in net sales was due primarily to lower international military, STS, Commercial HUMMER and US Military sales partially offset by higher ESP sales. SPLO sales were essentially the same as the prior year. International military sales were lower than the prior year due to continued softness in the international market for HUMVEEs partially offset by higher average selling prices. Further, the Company was unable to obtain a firm order for 231 units included in its finished goods inventory. Had this inventory been sold in fiscal 1998, the shortfall in sales would not have been as significant. The Company continues to pursue an order with the FMS customer for whom the units were built; additionally, the Company has expanded its efforts to find alternative buyers. Management believes that the inventory will be sold in fiscal 1999. STS sales were lower in fiscal 1998 due to higher than normal sales in fiscal 1997 primarily attributed to Phase I contract revenues in connection with the MTTR truck program, the delivery of technical data package drawings in connection with the ESP program and the delivery of technical manuals translated for a FMS customer. The decrease in Commercial HUMMER sales is attributed to lower demand partially offset by higher selling prices due to a general price increase.

The decrease in US Military HUMVEE sales is primarily attributed to a higher concentration of less expensive models partially offset by the sale of additional units. ESP sales were higher primarily due to higher negotiated selling prices in connection with additional units added and delivered at the completion of the base and option requirements of the initial contract.

AVERAGE HUMMER/HUMVEE UNIT SELLING PRICES

Average HUMMER/HUMVEE unit selling prices for all HUMMER/HUMVEEs in fiscal 1998 were essentially the same as fiscal 1997. Higher average selling prices for international HUMVEEs and Commercial HUMMERS were offset by a lower average selling price for US Military HUMVEEs.

Average selling prices for the US Military decreased 5.9% over fiscal 1997 due primarily to a higher concentration of basic and less expensive HUMVEE models in fiscal 1998 than in 1997. Average HUMVEE unit selling prices for international sales increased 15.7% primarily due to the less expensive 601 A1 HUMVEEs sold to the FMS customer during 1997. Commercial HUMMER average unit-selling prices increased 3.0% primarily due to a general price increase.

GROSS PROFIT

Gross profit was $48.5 million for fiscal 1998, an increase of $5.3 million from gross profit of $43.2 million for fiscal 1997. The Company's gross profit margin for fiscal 1998 was 12.3%, an increase of 3.0% over fiscal 1997 gross profit margin of 9.3%. The change in gross profit is primarily attributed to higher gross profit in connection with the final accounting for the initial ESP program and higher gross profit in connection with negotiated selling prices for additional ESP units partially offset by lower US Military HUMVEE gross profit due to model mix, lower FMS and international HUMVEE gross profit due to fewer units sold and lower Commercial HUMMER gross profit due to higher sales incentives, fewer units and higher warranty costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $13.2 million for fiscal 1998, an increase of $.5 million or 3.9% over depreciation and amortization expense of $12.7 million for fiscal 1997. The increase was primarily due to higher depreciation expense in connection with the write down of ESP assets in anticipation of the plant closing in April of 1999 partially offset by lower tooling amortization expense in connection with the Expanded Capacity Vehicle HUMVEE which was fully amortized in fiscal 1997 and lower depreciation expense in connection with reduced capital spending.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expense was $27.7 million for fiscal 1998, an increase of $1.5 million or 5.7% from SG&A expense of $26.2 million for fiscal 1997. The increase was primarily due to higher engineering expense in connection with the MTTR bid.

PLANT CLOSING/RESTRUCTURING CHARGES

During fiscal 1998, the Company recorded $5.2 million in connection with plant closing costs anticipated for the ESP facility. Due to a lack of orders for the remanufactured 2-1/2-ton, the Company issued a WARN act notice on January 21, 1999 and will close the facility in April of 1999. The $5.2 million charge includes all known costs related to closing the facility but does not include a provision for any gain on curtailment of Other Post Employment Benefit expense in connection with the plant closure. Any related gain will be recorded in fiscal 1999 when the plant closure is substantially complete.

During fiscal 1997, the Company recorded $3.5 million of restructuring charges in connection with the reduction in the HUMMER/HUMVEE production rate, a reduction in the Company's salaried workforce and outsourcing of the component parts manufactured at the Company's Indianapolis Stamping Facility.

OPERATING INCOME (LOSS)

The Company had operating income of $2.4 million for fiscal 1998, an increase of $1.7 million from operating income of $.7 million in fiscal 1997. The improvement in operating income was primarily due to higher gross margin and lower depreciation and amortization expense partially offset by higher restructuring charges and higher SG&A expense.

INTEREST INCOME AND EXPENSE

Interest expense for fiscal 1998 was $13.2 million, a decrease of $.3 million or 2.2% from interest expense of $13.5 million for fiscal 1997. Average debt outstanding for fiscal 1998 was $99.3 million at a weighted average interest rate of 12.2%. Average debt outstanding for fiscal 1997 was $102.3 million at a weighted average interest rate of 12.1%. The decrease in average debt outstanding is primarily due to lower borrowings under its revolving credit facility reflecting the overall reduction in inventory levels primarily due to the reduction in finished goods inventory. See "Liquidity and Capital Resources". Interest income remained essentially the same between the two years.

INCOME TAX BENEFIT

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was a credit of $2.1 million for fiscal 1998, a decrease of $.9 million from an income tax benefit of $3.0 million for fiscal 1997. The decrease in income tax benefit was due to the increase of taxable income primarily attributed to higher operating income as discussed above.

NET LOSS

The net loss for fiscal 1998 was $8.3 million, a reduction of $1.2 million from a net loss of $9.5 million in fiscal 1997. As discussed above, the reduction in net loss is primarily due to the improvement in operating income and lower net interest expense partially offset by a lower income tax benefit.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1997") COMPARED WITH TWELVE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1996")

                                       AM General Corporation and Subsidiary
                          Table of Net Revenues and HUMMER/HUMVEE Unit Sales Information
                                      ( in millions, except unit information)


                                                    Fiscal Year Ended
                                                       October 31,
                                                -----------------------------                       %
                                                   1997              1996        Change          Change
                                                ----------        ---------
Net Sales
HUMMER/HUMVEEs
   US Military                                  $    159.7            169.9        (10.2)         (6.0)
   International (1)                                  64.0             87.2        (23.2)        (26.6)
   Commercial                                         80.1             75.6          4.5           6.0
                                                ----------         --------    ---------
      Total HUMMER/HUMVEEs                           303.8            332.7        (28.9)         (8.7)

ESP                                                   77.3             71.3          6.0           8.4
SPLO                                                  51.0             39.0         12.0          30.8
STS                                                   36.1             19.4         16.7          86.1
                                                ----------         --------    ---------
      Total Net Sales                           $    468.2            462.4          5.8           1.3


HUMMER/HUMVEE Unit Sales
   US Military                                       2,664            3,200         (536)        (16.8)
   International (1)                                 1,196            1,370         (174)        (12.7)
   Commercial                                        1,276            1,404         (128)         (9.1)
                                                ----------         --------    ---------
                                                     5,136            5,974         (838)        (14.0)
      Total HUMMER/HUMVEEs


HUMMER/HUMVEE Average Unit Selling Prices
   US Military                                  $   59,947           53,094        6,853          12.9
   International (1)                                53,512           63,650      (10,138)        (15.9)
   Commercial                                       62,774           53,846        8,928          16.6
      Total HUMMER/HUMVEEs                          59,151           55,691        3,460           6.2


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

GROSS PROFIT

Gross profit was $43.2 million for fiscal 1997, an increase of $.3 million from gross profit of $42.9 million for fiscal 1996. The Company's gross profit margin for fiscal 1997 remained the same as that for fiscal 1996 at 9.3%. The change in gross margin is primarily attributed to improved gross margins with respect to US Military HUMVEE sales, an improvement in Commercial HUMMER gross margins and an improvement in US Military spare parts sales partially offset by higher costs in connection with unabsorbed overhead costs due to the reduction in the HUMMER/HUMVEE production line rate.

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

OPERATING INCOME (LOSS)

The Company had operating income of $.7 million for fiscal 1997, an increase of $15.1 million from an operating loss of $14.4 million for fiscal 1996. The improvement in operating income was primarily due to lower SG&A expense, lower depreciation and amortization expense, lower charges in connection with special termination benefits and higher gross profit, partially offset by the restructuring charge.

INTEREST INCOME AND EXPENSE

Interest expense for fiscal 1997 was $13.5 million, a decrease of $3.0 million or 18.2% from interest expense of $16.5 million for fiscal 1996. Average debt outstanding for fiscal 1997 was $102.3 million at a weighted average interest rate of 12.1%. Average debt outstanding for fiscal 1996 was $128.6 million at a weighted average interest rate of 12.8%. The decrease in average debt outstanding is primarily due to the overall reduction in inventory levels primarily due to the completion of the sale of 601 units to an FMS customer during the first quarter of fiscal 1997. See "Liquidity and Capital Resources". Interest income decreased by $2.3 million primarily due to the higher level of interest income in fiscal 1996 in connection with the acceptance by the DoD and the FMS Customer of interest expense associated with the units held in inventory.

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

Cash provided by operating activities was $7.1 million for fiscal 1998 compared to $38.7 million in fiscal 1997. The primary sources of cash flow in fiscal 1998 resulted from reductions in inventory, non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses, an increase in restructuring charges net of cash payments and an increase in accrued expenses. Cash flow provided from operations was partially offset by an increase in accounts receivable, reductions in accounts payable and other liabilities and funding the Company's net loss.

Accounts receivable levels at the end of fiscal 1998 were $21.5 million higher than levels at the end of fiscal 1997 primarily due to higher than normal sales at the end of the fiscal year and an increase of $8.4 in connection with unbilled receivables for the A2 HUMVEE. These unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized.

Accounts payable levels at the end of fiscal 1998 were $1.3 million lower than levels at the end of fiscal 1997. Notwithstanding this reduction, accounts payable increased $8.0 million in connection with liabilities for contract modifications with the DoD which have not been finalized. Management anticipates completion of the contract modifications with DoD in fiscal 1999 and when completed will result in a cash receipt of $2.9 million.

Net inventory levels at the end of fiscal 1998 were $71.6 million or $15.7 million lower than net inventory levels of $87.3 million at end of fiscal 1997. The reduction in inventory is primarily attributed to the reduction of US Military HUMVEEs and Commercial HUMMER finished goods and in-process raw materials.

For fiscal 1998, the Company spent $4.5 million on capital expenditures primarily for the Company's Enterprise Resource Planning ("ERP") project and tooling costs in connection with vehicle production, as compared to $2.4 million for fiscal 1997. The Company expects an increase in total capital expenditures over that during fiscal 1998 of approximately $3.0 million in fiscal 1999. Part of the projected increase of capital is attributable to the Company's ERP project which will be used to convert the Company's information systems to Year 2000 compliant systems. The Company anticipates that all capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

Management anticipates that cash flow from operations as well as availability under its revolving credit facility will be sufficient to finance the Company's liquidity needs for the foreseeable future. The unused availability under the revolving credit facility as of October 31, 1998 was $44.7 million.

Management continues to search for new business opportunities to improve operating performance and liquidity. The Company has been actively engaged in expanding its existing commercial product lines, developing military prototype vehicles and competing for new military contracts, seeking international co-production opportunities and acquiring other businesses.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by eligible inventories and receivables, as defined in the applicable loan and security agreement, and expires on October 31, 2001. As of October 31, 1998, the Company had borrowings of $7.8 million outstanding under the revolving credit facility. As of January 20, 1999, the Company's loan balance under the revolving credit facility was $1.0 million. The decrease in the revolver from October 31, 1998 reflects a decrease in its accounts receivable.

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

In September 1997, the Company formed an internal committee to perform a comprehensive review of its computer systems, the purpose of which was to identify the systems that could be affected by the "Year 2000" issue. The committee evaluated three alternatives including fixing the defective code internally, outsourcing the project to a third party or purchasing new software. Factors affecting the committee's decision included the cost benefit analysis of fixing the code versus replacing the software with newer and more cost effective technology. Upon completion of its review, the committee reached a conclusion and recommended that the Company purchase and implement new software.

In June 1998, the committee reached a consensus on its choice of software and the implementation consultant and management approved its recommendation. The committee began the implementation process in July 1998. At October 31, 1998 the project was completed with respect to design and at January 21, 1999 the project is in the configuration stage. By March 1999, the project is anticipated to be in the testing stage with completion of the project scheduled for June 1999.

Based on recent cost estimates the project is estimated to cost approximately $5.4 million. The Company does not believe that such costs will have a material adverse impact on the Company's financial condition.

The risks associated with such a project are significant. To mitigate such risks, the Company has purchased state of the art software and has hired a nationally known information technology consulting group to assist in the implementation of the software. Additionally, the Company has assigned internal resources to assist in the implementation.

With an expected completion date for the project in June of 1999, the Company believes that it has ample time to recover from any time delays that might occur. In the unlikely event that the new software is not operational in time for the year 2000, the Company has developed a contingency plan that includes implementing certain programs for some of its more critical in-house systems and installing other software that will temporarily fix other systems.

INFLATION AND SEASONALITY

In general, the Company's cost of sales and SG&A expenses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes that since 1992, such effects have not been material to the Company.

The Company's business generally is not seasonal except for a scheduled two-week plant closure during July to accommodate annual maintenance requirements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement is applicable to public entities and is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

The Company will adopt SFAS 131 in fiscal 1999. Upon adoption, reclassification of financial statements for earlier periods may be required.

In April 1998, the AICPA Accounting Standards Executive committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 is applicable to all non-governmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. All start-up costs previously capitalized are required to be fully amortized effective with adoption of SOP 98-5. Except for certain specified investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Except for certain specified investment companies, initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, Accounting Changes. The Company plans to adopt SOP 98-5 in its fiscal year 2000 and has estimated that it will result in a cumulative effect expense of $1.1 million.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for government HUMVEE orders; volume of international and commercial orders for HUMMER/HUMVEEs; the outcome of the FMTV competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements
-------------------------------------------------------------------------------
                                                                           PAGE

Independent Auditors' Report                                                 26

Consolidated Balance Sheets as of October 31, 1998 and 1997                  27

Consolidated Statements of Operations
     For the years ended October 31, 1998, 1997, and 1996                    28

Consolidated Statements of Stockholder's Deficit and Comprehensive
     Income (Loss) For the years ended October 31, 1998, 1997, and 1996      29

Consolidated Statements of Cash Flows
     For the years ended October 31, 1998, 1997, and 1996                    30

Notes to Consolidated Financial Statements                                   31

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
AM General Corporation:


We have audited the consolidated financial statements of AM General Corporation and subsidiaries as listed in the accompanying index to financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                            KPMG LLP



Indianapolis, Indiana
December 11, 1998

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           October 31, 1998 and 1997
            (Dollar amounts in thousands, except share information)

                                                                                        -----------  ----------
                                       ASSETS                                               1998        1997
                                                                                        -----------  ----------
Current assets:
    Cash                                                                                $    2,687       1,190
    Accounts receivable, net                                                                74,211      52,661
    Inventories                                                                             71,613      87,299
    Prepaid expenses and other assets                                                        1,170       2,802
    Deferred income taxes                                                                    6,746       6,198
                                                                                        ----------  ----------
           Total current assets                                                            156,427     150,150

Income taxes receivable                                                                      1,585       1,379
Property, plant, and equipment, net                                                         41,684      44,920
Deferred income taxes                                                                       26,113      24,354
Goodwill, net                                                                               79,298      83,585
Other assets                                                                                 9,658      11,870
                                                                                        ----------  ----------
                                                                                        $  314,765     316,258
                                                                                        ==========  ==========

                        LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
    Accounts payable                                                                    $   32,494      33,784
    Accrued expenses                                                                        67,869      60,510
                                                                                        ----------  ----------
           Total current liabilities                                                       100,363      94,294

Long-term debt                                                                              82,156      83,195
Postretirement benefits other than pensions, noncurrent portion                            154,362     150,702
Other liabilities, noncurrent portion                                                       11,930      13,570
                                                                                        ----------  ----------
           Total liabilities                                                               348,811     341,761
                                                                                        ----------  ----------

Stockholder's deficit:
    8% cumulative preferred stock, $1,000 par value. Authorized
      10,000 shares; issued and outstanding 5,000 shares                                     5,000       5,000
    Common stock, $.01 par value. Authorized 1,000 shares;
      issued and outstanding 900 shares                                                         --          --
    Paid-in capital                                                                          1,000       1,000
    Accumulated deficit                                                                    (39,818)    (31,503)
    Accumulated other comprehensive loss - minimum pension liability                          (228)         --
                                                                                        ----------  ----------
           Total stockholder's deficit                                                     (34,046)    (25,503)

Commitments and contingencies (notes 6 and 14)
                                                                                        ----------  ----------

                                                                                        $  314,765     316,258
                                                                                        ==========  ==========

See accompanying notes to consolidated financial statements.

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the years ended October 31, 1998, 1997, and 1996
            (Dollar amounts in thousands, except share information)


                                                                        1998         1997          1996
                                                                     ----------   ----------    ---------
Net sales                                                            $  392,785      468,173      462,406
                                                                     ----------   ----------    ---------

Cost and expenses:
    Cost of sales                                                       344,327      424,967      419,476
    Depreciation and amortization                                        13,166       12,713       16,609
    Selling, general, and administrative expenses                        27,712       26,178       37,256
    (Gain) loss on sale of equipment                                        (11)          (6)         255
    Special termination benefits                                             --          152        3,246
    Plant closing and restructuring charges                               5,231        3,495           --
                                                                     ----------   ----------    ---------

        Income (loss) before interest and income taxes                    2,360          674      (14,436)

Interest income                                                             327          280        2,596
Interest expense                                                        (13,163)     (13,508)     (16,454)
                                                                     ----------   ----------    ---------

        Loss before income taxes                                        (10,476)     (12,554)     (28,294)

Income tax benefit                                                       (2,161)      (3,013)      (8,683)
                                                                     ----------   ----------    ---------

        Net loss                                                     $   (8,315)      (9,541)     (19,611)
                                                                     ==========   ==========    =========

See accompanying notes to consolidated financial statements.

                    AM GENERAL CORPORATION AND SUBSIDIARIES
             Consolidated  Statements of Stockholder's Deficit and
                   Comprehensive Income (Loss) For the years
                     ended October 31, 1998, 1997, and 1996
            (Dollar amounts in thousands, except share information)

                                                                                                      TOTAL
                                          8%                         ACCUMULATED                      STOCK-
                                      CUMULATIVE                        OTHER                        HOLDER'S
                                      PREFERRED   COMMON  PAID-IN   COMPREHENSIVE   ACCUMULATED      EQUITY
                                        STOCK     STOCK   CAPITAL   INCOME (LOSS)     DEFICIT       (DEFICIT)
                                      ---------   ------  -------  --------------   ------------   -----------
Balance at October 31, 1995           $  5,000       --     1,000         (82)           (2,351)         3,567

Comprehensive loss:
    Net loss                                --       --        --          --           (19,611)       (19,611)

    Minimum pension                         --       --        --          82                --             82
                                                                                                     ---------

Total comprehensive loss                                                                               (19,529)
                                      --------   ------   -------  --------------     ---------      ---------

Balance at October 31, 1996              5,000       --     1,000          --           (21,962)       (15,962)

Net loss                                    --       --        --          --            (9,541)        (9,541)
                                      --------   ------   -------  --------------     ---------      ---------

Balance at October 31, 1997              5,000       --     1,000          --           (31,503)       (25,503)

Comprehensive loss:
    Net loss                                --       --        --          --            (8,315)        (8,315)

    Minimum pension                         --       --        --        (228)               --           (228)
                                                                                                     ---------

Total comprehensive loss                                                                                (8,543)
                                      --------   ------   -------  --------------     ---------      ---------

Balance at October 31, 1998           $  5,000       --     1,000        (228)          (39,818)       (34,046)
                                      ========   ======   =======  ==============     =========      =========

See accompanying notes to consolidated financial statements.

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows For
                the years ended October 31, 1998, 1997, and 1996
            (Dollar amounts in thousands, except share information)

                                                                              1998       1997       1996
                                                                            --------   --------   --------

Net cash provided by operating activities (note 19)                         $  7,113     38,663     10,081
                                                                            --------   --------   --------

Cash flows from investing activities:
    Proceeds from sale of equipment                                               15      2,818          6
    Capital expenditures                                                      (4,535)    (2,431)    (5,216)
                                                                            --------   --------   --------

        Net cash provided by (used in) investing activities                   (4,520)       387     (5,210)

Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreement                (1,096)   (43,727)       856
    Principal payments on 12-7/8% senior notes                                    --         --     (1,000)
                                                                            --------   --------   --------

        Net cash used in financing activities                                 (1,096)   (43,727)      (144)

Net change in cash                                                             1,497     (4,677)     4,727
Cash and cash equivalents at beginning of year                                 1,190      5,867      1,140
                                                                            --------   --------   --------

Cash and cash equivalents at end of year                                    $  2,687      1,190      5,867
                                                                            ========   ========   ========

Supplemental disclosure of cash items:
    Interest paid                                                           $ 12,145     12,416     10,553
    Taxes paid                                                                   495        453        474
                                                                            ========   ========   ========

See accompanying notes to consolidated financial statements.

AM GENERAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Dollar amounts in thousands)

------------------------------------------------------------------------------

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

        (A)   DESCRIPTION OF BUSINESS

              The primary business of AM General Corporation (the Company) is to manufacture Hummer(R) vehicles at its plant in Indiana. Currently, the Company is manufacturing Hummer(R) vehicles for the Department of Defense (DoD) under a multiple year requirements contract extending through October 31, 2000 (with funds appropriated through September 1999). The Company also sells Hummer(R) vehicles and parts to friendly foreign nations through the Department of Defense or on a direct basis. AM General Sales Corporation, a wholly owned subsidiary of the Company, sells Hummer(R) vehicles to the general public through its network of forty-six domestic dealers and forty-three international distributors at October 31, 1998. The Company also refurbishes two and one-half ton trucks, the Extended Service Program (ESP), for the Department of Defense; such arrangement extends into April, 1999 (See also note 16).

              The mix of sales for each of the years in the three year period ended October 31, 1998 is as indicated in the following analysis:

                                                   1998      1997      1996
                                                 --------  --------  --------
             Hummer(R) vehicles:
                 DoD                                39%       33%       37%
                 FMS (foreign military sales)        2        14        12
                 International direct                4         1         7
                 Commercial                         17        17        16
             ESP                                    21        18        16
             Service parts and other                17        17        12

              All of the Company's common and preferred stock is owned by The Renco Group, Inc.

        (B)   PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of AM General Corporation and its wholly owned subsidiaries, AM General Sales Corporation and Chippewa Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

        (C)   CASH EQUIVALENTS

              For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        (D)   INVENTORIES

              Inventories, other than inventoried costs related to the initial ESP contract, are stated at the lower of standard cost or market. Standard cost approximates first-in, first-out cost.

              Inventoried costs relating to the initial ESP contract which was completed in June, 1998, are stated at the actual production cost, including factory overhead, incurred to date reduced by amounts identified with revenue recognized on units delivered. General and administrative costs are not included in inventories applicable to the initial ESP contract. The costs attributed to units delivered under the initial ESP contract are based on the estimated average cost of all units expected to be produced. Inventories relating to the short-term, follow-on ESP contracts are stated at the lower of standard cost or market. Standard cost approximates first-in, first-out cost.

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

              Useful lives for property, plant, and equipment are as follows:

                  Buildings                    40 years
                  Machinery, equipment,
                  and fixtures                 10 to 12 years
                  Vehicles                     5 years
                  Dealer signage               10 years
                  Tooling                      Units expected to be produced


        (F)   GOODWILL

              Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer(R) and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $27,862 and $23,575 at October 31, 1998 and 1997, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        (G)   OTHER ASSETS

              The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 5) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

        (H)   ACCOUNTS PAYABLE

              The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $5,246 and $5,621 at October 31, 1998 and 1997, respectively.

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

              Sales and related cost of sales applicable to the fixed-price, initial ESP contract are recognized as specific contract terms are fulfilled under the percentage-of-completion method, measured on a units produced basis. See also footnote 1(d). Revenue under the short-term, follow-on ESP contracts is recorded when specific contract terms are fulfilled and title passes by either delivery or acceptance, with cost of sales recognized based upon unit cost.

        (J)   RESEARCH AND DEVELOPMENT

              Research and development costs are expensed as incurred. Research and development costs amounted to $4,444, $1,856 and $5,643 for the years ended October 31, 1998, 1997 and 1996, respectively.

        (K)   INCOME TAXES

              The Company and its subsidiaries are included in the consolidated Federal income tax return of The Renco Group, Inc. (the Parent). Federal income taxes are provided on a separate company basis and remitted to the Parent in accordance with the tax sharing agreement between the Company and its Parent. Under the tax sharing agreement with The Renco Group, Inc., the Company will not benefit from any net operating loss carryforwards unless the net operating loss carryforward is generated by temporary differences for Federal income tax purposes.

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

        (N)   IMPAIRMENT OF LONG-LIVED ASSETS

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (2)   ACCOUNTS RECEIVABLE

        Components of accounts receivable are as follows:

                                                                      OCTOBER 31
                                                                  -------------------
                                                                    1998       1997
                                                                  --------   --------
           Receivables from the U.S. Government
             under long-term contracts:
                 Amounts billed or billable                       $ 35,237     22,142
                 Recoverable costs accrued--not billed               1,806      2,289
                 Unrecovered costs subject to future
           negotiation                                              25,768     17,327
           Commercial customers--amounts billed:
               Foreign                                               4,552      3,044
               Dealers                                               3,537      3,322
               Service parts                                            32         21
           Other receivables                                         3,629      4,866
                                                                  --------   --------

                                                                    74,561     53,011
           Less allowance for doubtful accounts                       (350)      (350)
                                                                  --------   --------

                                                                  $ 74,211     52,661
                                                                  ========   ========

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

  (3)   INVENTORIES

        Inventories consist of the following:

                                                                      OCTOBER 31
                                                                  -------------------
                                                                    1998       1997
                                                                  --------   --------
        Finished goods                                            $ 29,982     42,528
        Service parts                                               16,946     16,451
        Extended Service Program--Production costs   of goods
        currently in process                                         4,095      4,574
        Raw materials, supplies, and work in progress               27,859     28,153
                                                                  --------   --------

                                                                    78,882     91,706

        Less allowance for inventory obsolescence                   (7,269)    (4,407)
                                                                  --------   --------

                                                                  $ 71,613     87,299
                                                                  ========   ========

  (4)   PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment consist of the following:

                                                                      OCTOBER 31
                                                                 -----------------------
                                                                   1998       1997
                                                                 --------   --------
         Land                                                    $  1,115        917
         Buildings                                                  2,921      2,911
         Machinery, equipment, and fixtures                        22,840     21,890
         Leasehold improvements                                     9,050      8,856
         Vehicles                                                   3,019      3,092
         Construction in progress                                   2,590         69
         Dealer signage                                               375        342
         Tooling                                                   58,292     57,689
                                                                 --------   --------

                                                                  100,202     95,766
         Less accumulated depreciation and amortization           (58,518)   (50,846)
                                                                 --------   --------
                                                                 $ 41,684     44,920
                                                                 ========   ========

        Tooling, net of related amortization, of $10,098 and $10,668 at October 31, 1998 and 1997, respectively, was required for vehicles being sold to the general public. This tooling is being amortized over 20,000 commercial units expected to be sold which at the current rate of production will extend for another 14 years.

(5)OTHER ASSETS

        Other assets consist of the following:

                                                                       OCTOBER 31
                                                                  -------------------
                                                                    1998       1997
                                                                  --------   --------
        Noncompete covenant, net                                  $  3,602      4,631
        Deferred loan costs, net:
            Senior notes due 2002                                    2,870      3,690
            Revolving line-of-credit                                    67        208
        Preproduction cost, net:
            Commercial vehicles for the general public               1,129      1,192
            Extended service program                                    --         74
        Performance bonds                                            1,506      1,566
        Other                                                          484        509
                                                                  --------   --------
                                                                  $  9,658     11,870
                                                                  ========   ========

        The noncompete covenant resulted from the acquisition of the Hummer(R) business on April 30, 1992, and is being amortized over ten years. Accumulated amortization was $6,690 and $5,661 at October 31, 1998 and 1997, respectively. Deferred loan costs were incurred in connection with the revolving line-of-credit and the senior notes due 2002 and are being amortized over three and seven years, respectively. Accumulated amortization was $3,636 and $2,675 at October 31, 1998 and 1997, respectively. Deferred loan costs include a $2,000 fee paid to The Renco Group, Inc. for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

        Preproduction cost represents cost incurred prior to the production of the related vehicle and includes labor and overhead relating to developing production facilities. These costs are being amortized over the 20,000 estimated units to be sold to the general public. Accumulated amortization was $1,480 and $1,407 at October 31, 1998 and 1997, respectively.

  (6)   LEASES

        The Company has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 1998, 1997 and 1996 aggregated approximately $5,388, $5,040, and $5,060, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1998 are:

             YEAR ENDING OCTOBER 31                   AMOUNT
             ----------------------                  --------
             1999                                    $ 3,482
             2000                                        394
             2001                                          8
             2002                                         --
                                                     -------

                  Total minimum lease payments       $ 3,884
                                                     =======

  (7)   ACCRUED EXPENSES

        Components of accrued expenses are as follows:

                                                                      OCTOBER 31
                                                                  -------------------
                                                                    1998       1997
                                                                  --------   --------
          Modifications payable                                   $ 22,656     14,654
          Current portion of other post employment
          benefits                                                   6,000      5,000
          Interest on senior notes                                   4,819      4,819
          Warranty                                                   4,373      5,219
          Pension liability                                          4,293        420
          Plant closing and restructuring reserve                    4,058      1,927
          Wages, bonuses, and payroll taxes                          3,529      3,606
          Taxes other than on income                                 3,045      2,772
          Sales incentives                                           2,951      2,204
          Vacation                                                   2,945      2,977
          Insurance                                                  2,375      2,327
          Purchase requirements                                        682      1,290
          Management fee due to Renco Group, Inc.                      100        100
          Excess of estimated average production cost
          of ESP units expected to be produced over   the
          cost of delivered units                                       --      7,103
          Accrued loss on engineering contracts                         --      1,301
          Other                                                      6,043      4,791
                                                                  --------   --------

                                                                  $ 67,869     60,510
                                                                  ========   ========

(8)LONG-TERM DEBT

        Long-term debt consists of:

                                                                           OCTOBER 31
                                                                      -------------------
                                                                        1998       1997
                                                                      --------   --------
            Revolving line-of-credit, interest at prime
              plus 1-3/4%, 10.0% and 10.25% at October 31,
              1998 and 1997, respectively, payable in
              full on October 31, 1999                                $  7,854      8,950

            12-7/8% senior notes due 2002, discounted $402
                to yield 13%, interest payable semi-annually
                on May 1 and November 1
                                                                        74,302     74,245
                                                                      --------   --------

                                                                        82,156     83,195
            Less current maturities of long-term debt                       --         --
                                                                      --------   --------

                                                                      $ 82,156     83,195
                                                                      ========   ========

        The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. At October 31, 1997, the amount that was available was approximately $31,839; approximately $44,685 is available at October 31, 1998. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination. Subsequent to October 31, 1998, the Company signed an amendment to its revolving credit agreement to extend the term to October 30, 2001, and to reduce the interest rate on outstanding borrowings to prime plus 3/4%. Accordingly, the amounts outstanding under the revolving line of credit at October 31, 1998, have been classified as long-term debt.

        The senior notes are unsecured and are redeemable at a premium at the Company's option after May 1, 1999 and at the face amount after May 1, 2001. The Company will be obligated to offer to repurchase senior notes at a price of 101% of the face amount if there is a change in control or if at the end of each twelve month period ended April 30, the Company has excess cash flow, as defined. During fiscal 1996, senior notes with a face amount of $1,000 were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve-month period ended April 30, 1996. In fiscal 1998 and 1997, the Company was not required to repurchase any bonds.

        The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth. At October 31, 1998, the Company was in compliance with all the financial covenants.

        Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 1998 and 1997.

        The Company's outstanding letters of credit totaled $6,663 and $4,505 at October 31, 1998 and 1997, respectively. Of this amount, $4,261 and $4,470 at October 31, 1998 and 1997, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.

  (9)   OTHER LIABILITIES

                                                         OCTOBER 31
                                                     -------------------
                                                       1998       1997
                                                     --------   --------
             Pension liability                       $  6,252      8,587
             Other                                      5,678      4,983
                                                     --------   --------

                                                     $ 11,930     13,570
                                                     ========   ========

 (10)   PREFERRED STOCK

        The preferred stock of the Company, all of which is held by The Renco Group, Inc., is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 1998 and 1997 were $1,400 and $1,000, respectively. The shares have no voting rights on any matter, except as specifically required by law.

        The preferred shares are redeemable by the Company at its option, subject to compliance with long-term debt covenants, at the par value thereof plus any accrued and unpaid dividends. Preferred shares have preference in liquidation or dissolution of the Company over common shares to the extent of the par value of the preferred shares plus any accrued and unpaid dividends thereon.

 (11)   INCOME TAX

        Total income taxes were allocated as follows:

                                                                      OCTOBER 31
                                                            --------------------------------
                                                              1998        1997        1996
                                                            --------    --------    --------
     Income from continuing operations                      $ (2,161)     (3,013)     (8,683)
     Stockholder's equity, for minimum
        pension liability                                       (140)         --          50
                                                            --------    --------    --------

                                                            $ (2,301)     (3,013)     (8,633)
                                                            ========    ========    ========

        Income tax expense (benefit) consists of:

                                                                      OCTOBER 31
                                                            --------------------------------
                                                              1998        1997        1996
                                                            --------    --------    --------
     Current:
        Federal                                             $   (206)      2,643        (832)
        State                                                    212         953         473

     Deferred:
        Federal                                               (1,904)     (6,088)     (7,667)
        State                                                   (263)       (521)       (657)
                                                            --------    --------    --------

                                                            $ (2,161)     (3,013)     (8,683)
                                                            ========    ========    ========

        Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:

                                                                      OCTOBER 31
                                                            --------------------------------
                                                              1998        1997        1996
                                                            --------    --------    --------
     Computed "expected" tax expense (benefit)              $ (3,666)     (4,394)     (9,903)
     Increase (reduction) in income taxes
        resulting from:
          Amortization of goodwill                             1,500       1,500       1,500
          State income taxes, net of Federal
            income tax benefit                                   (34)         98        (349)
          Foreign sales corporation effect                        --        (172)         30
          Other, net                                              39         (45)         39
                                                            --------    --------    --------

                                                            $ (2,161)     (3,013)     (8,683)
                                                            ========    ========    ========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1998, 1997, and 1996 are presented below:

                                                                      OCTOBER 31
                                                            --------------------------------
                                                              1998        1997        1996
                                                            --------    --------    --------
     Deferred tax assets:
        Allowance for doubtful accounts receivable          $    133         133         151
        Inventory obsolescence reserve                         2,762       1,675       1,407
        Compensated absences, principally due to
     accrual for financial reporting purposes                  1,119       1,131       1,299
        Accrued warranty                                       2,537       2,826       2,868
        Pension liability                                      3,895       3,263       2,007
        Postretirement benefits other than pensions           60,938      59,167      58,949
        Other accruals                                         5,050       7,079       3,178
        Other                                                    151         171         209
                                                            --------    --------    --------

              Total gross deferred tax assets                 76,585      75,445      70,068

     Less valuation allowance                                 38,348      38,348      38,348
                                                            --------    --------    --------

              Net deferred tax assets                         38,237      37,097      31,720
                                                            --------    --------    --------

     Deferred tax liabilities:
        Plant and equipment, principally due to
     differences in depreciation                               5,318       6,213       7,730
        Reduced costs inventoried for tax purposes
     pursuant to the Tax Reform Act of 1986                       60         332          --
        Other                                                     --          --          47
                                                            --------    --------    --------

              Total gross deferred liabilities                 5,378       6,545       7,777
                                                            --------    --------    --------

              Net deferred asset                              32,859      30,552      23,943

     Less current portion                                      6,746       6,198       3,455
                                                            --------    --------    --------

              Noncurrent portion                            $ 26,113      24,354      20,488
                                                            ========    ========    ========

        There was no change in the valuation allowance for the years ended October 31, 1998, 1997 and 1996. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

        Income taxes receivable represent amounts due from The Renco Group, Inc. for Federal income tax overpayments; it is anticipated such amount will be recovered through reductions in future estimated tax payments based on future taxable income.

 (12)   PENSION BENEFITS

        The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1998 and 1997:

                                                             1998                          1997
                                                 ---------------------------   ----------------------------
                                                 PLANS WITH     PLANS WITH      PLANS WITH     PLANS WITH
                                                  ASSETS IN   OBLIGATIONS IN    ASSETS IN    OBLIGATIONS IN
                                                  EXCESS OF      EXCESS OF      EXCESS OF       EXCESS OF
                                                 OBLIGATIONS      ASSETS       OBLIGATIONS       ASSETS
                                                 -----------  --------------   -----------   --------------
        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year   $ 43,854         72,782         97,253          9,808
        Service cost                                 1,154          1,354          2,620            155
        Interest cost                                3,197          5,381          7,362            811
        Actuarial (gain) loss                        2,391          4,991          3,301            638
        Amendments                                      --          5,332             --             --
        Benefits paid                               (2,032)        (4,888)        (5,784)          (693)
        (Gain) loss due to curtailments                 --           (758)          (137)           880
        Special termination benefits                    --             --             72            350
                                                  --------        -------       --------        -------

        Benefit obligations at end of year
                                                    48,564         84,194        104,687         11,949
                                                  --------        -------       --------        -------

                                                             1998                          1997
                                                 ---------------------------   ----------------------------
                                                 PLANS WITH     PLANS WITH      PLANS WITH     PLANS WITH
                                                  ASSETS IN   OBLIGATIONS IN    ASSETS IN    OBLIGATIONS IN
                                                  EXCESS OF      EXCESS OF      EXCESS OF       EXCESS OF
                                                 OBLIGATIONS      ASSETS       OBLIGATIONS       ASSETS
                                                 -----------  --------------   -----------   --------------
        CHANGE IN PLAN ASSETS
        Fair value of plan assets at
            beginning of year                       54,120         73,186        101,013          7,849
        Actual return on plan assets                 7,965         10,552         22,966          1,707
        Employer contribution                           --          1,572             --            248
        Benefits paid                               (2,032)        (4,888)        (5,784)          (693)
                                                  --------        -------       --------        -------
        Fair value of plan assets at end of
            year                                    60,053         80,422        118,195          9,111
                                                  --------        -------       --------        -------

        Funded status                               11,489         (3,772)        13,508         (2,838)
        Unrecognized prior service cost                 --          7,111          4,399             --
        Unrecognized net actuarial loss            (12,327)       (13,046)       (23,955)          (121)
                                                  --------        -------       --------        -------

        Net amount recognized                     $   (838)        (9,707)        (6,048)        (2,959)
                                                  ========        =======       ========        =======

        Amounts recognized in the statement
          of financial position consist of:
               Accrued benefit liability          $   (838)        (9,339)        (6,048)        (2,960)
               Accumulated other
                 comprehensive income                   --           (368)            --             --
                                                  --------        -------       --------        -------

        Net amount recognized                     $   (838)        (9,707)        (6,048)        (2,960)
                                                  ========        =======       ========        =======

        WEIGHTED-AVERAGE ASSUMP-TIONS AS OF
            OCTOBER 31
        Discount rate                                 7.00%          7.00%          7.50%          7.50%
        Expected return on plan assets                8.50%          8.50%          8.50%          8.50%
        Rate of compensation increase                 5.00%          5.00%          5.00%          5.00%

                                                             1998                          1997
                                                 ---------------------------   ----------------------------
                                                 PLANS WITH     PLANS WITH      PLANS WITH     PLANS WITH
                                                  ASSETS IN   OBLIGATIONS IN    ASSETS IN    OBLIGATIONS IN
                                                  EXCESS OF      EXCESS OF      EXCESS OF       EXCESS OF
                                                 OBLIGATIONS      ASSETS       OBLIGATIONS       ASSETS
                                                 -----------  --------------   -----------   --------------
        COMPONENTS OF NET PERIODIC BENEFIT
            COST
        Service cost                              $  1,153          1,354          2,620            155
        Interest cost                                3,197          5,381          7,362            811
        Expected return on plan assets              (4,182)        (5,634)        (8,331)          (657)
        Recognized actuarial gain                     (232)          (157)          (165)            --
        Amortization of prior service cost
                                                        --            662            703             73
        Curtailment gain                                --           (758)          (137)            --
        Amortization of prior service cost
            on curtailment                              --          1,958             --            791
        Charge for special termination
            benefits                                    --             --             72            350
                                                  --------        -------       --------        -------

        Net periodic benefit cost                 $    (64)         2,806          2,124          1,523
                                                  ========        =======       ========        =======

        Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $325, $380 and $340 for the years ended October 31, 1998, 1997 and 1996, respectively.

 (13)   OTHER POSTRETIREMENT BENEFIT PLANS

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

        The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 1998 and 1997:

                                                                    1998        1997
                                                                  --------    --------
       CHANGE IN BENEFIT OBLIGATION
       Benefit obligation at beginning of year                    $ 129,335    125,620
       Service cost                                                   1,868      2,039
       Interest cost                                                  9,485      9,600
       Amendments                                                       614         --
       Special termination benefits                                      --         80
       Gain due to curtailments                                          --     (4,791)
       Actuarial loss                                                15,477      1,878
       Benefits paid                                                 (5,619)    (5,091)
                                                                  ---------  ---------
       Benefit obligation at end of year                            151,160    129,335

       Unrecognized prior service cost                                 (614)        --
       Unrecognized net gain                                          9,816     26,367
                                                                  ---------  ---------

             Accrued benefit cost                                 $ 160,362    155,702
                                                                  =========  =========

       COMPONENTS OF NET PERIODIC BENEFIT COST
       Service cost                                               $   1,868      2,039
       Interest cost                                                  9,485      9,600
       Special termination benefits                                      --         80
       Amortization of unrecognized net gain                         (1,075)    (1,268)
                                                                  ---------  ---------

             Net periodic benefit cost                            $  10,278     10,451
                                                                  =========  =========

        For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1998 and 1997; the rate was assumed to decrease gradually to 5.5% by the year 2003 and remain at that level thereafter.

        The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.50% at October 31, 1998 and 1997.

        The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1998 by $22,189 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 1998 by $2,004. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $17,908 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease for the year ended October 31, 1998 by $1,452.

 (14)   COMMITMENTS AND CONTINGENCIES

        A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

        The Company has received a final decision from the U.S. Army asserting a claim against the Company for approximately $8.0 million, including the impact of option vehicles, plus interest from January 27, 1995. The claim relates to costs incurred under a prior Hummer(R) contract. Although the parties have held discussions, they have been unable to resolve the matter. The Company has appealed the U.S. Army's final decision to the Armed Services Board of Contract Appeals. The U.S. Army has agreed to defer collection of the amount claimed until 30 days after final decision on the Company's appeal. The Company believes it has defenses and sufficient offsets to the U.S. Army's claim and intends to pursue the appeal vigorously. Management of the Company believes that the ultimate liability, if any, resulting from such claims would not materially affect the financial position of the Company.

        The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.

        Payment for sales to commercial Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either voluntary or mandatory repurchase agreements between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 1998 and 1997, the mandatory repurchase agreements covered Hummers(R) with a total value at dealer cost of $5,907 and $7,148, respectively. The Company has not repurchased any vehicles under these arrangements.

        The Company has arranged for a nationwide retail leasing program through an independent leasing company and has entered into an agreement with respect to this lease program which requires the Company to repurchase commercial Hummers(R) leased under this program for specified residual values in the event that the lessees or Hummer(R) dealers do not purchase the vehicles for the specified residual values. At October 31, 1998, there were 19 active Hummer(R) leases with a total residual value of $652.

        In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

 (15)   RELATED-PARTY TRANSACTIONS

        During the years ended October 31, 1998, 1997 and 1996, the Company incurred management fees to The Renco Group, Inc. of $1,200, $1,200 and $1,200, respectively; $100 of which is included in accrued expenses at October 31, 1998 and October 31, 1997. Under the current management consultant agreement between the Company and The Renco Group, Inc., the monthly fee to Renco is $100 with the potential for additional amounts dependent on the Company achieving certain levels of earnings.

 (16)   BUSINESS AND CREDIT CONCENTRATIONS

        The Company's largest customer is the United States Department of Defense. The Department of Defense accounted for 75%, 79% and 74% of the Company's sales for the years ended October 31, 1998, 1997 and 1996, respectively. At October 31, 1998, 1997 and 1996, accounts receivable with the Department of Defense were $62,811, $41,758 and $46,721, respectively.

        Export sales to unaffiliated foreign customers, including sales to friendly foreign nations, were $42,509, $80,951 and $107,033 for the years ended October 31, 1998, 1997 and 1996, respectively.

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

        The Company is dependent upon certain vendors for the manufacture of significant components of its Hummer(R) vehicles and two and one-half ton ESP trucks, including engines and body components. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. However, the Company has not experienced any significant problems relative to timeliness, quality or availability of sole-sourced products. All of the Company's hourly employees are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") under one of two collective bargaining agreements. Certain employees in the Company's remanufacturing operations (approximately 30% of the hourly employees) are included in a collective bargaining agreement expiring in September 2005 while the remaining 70% of the hourly employees are included in a collective bargaining agreement expiring in September, 2001.

(17)    PLANT CLOSING AND RESTRUCTURING

        The Company completed production under its initial ESP contract in July 1998 and received additional orders to continue production through April 1999. However, the U.S. Government has decided not to purchase any additional units beyond those that are already on contract. The last unit of production will occur on April 19, 1999, at which time production at the facility will cease and plant closure operations will commence. Accordingly, the Company has recorded a plant closing charge of $5,231 for the year ended October 31, 1998. The major components of the plant closing charge are $2,958 of severance benefits for 277 hourly and 23 salaried employees, $1,200 of additional pension expense due to curtailment of certain defined benefit pension plans, and $1,073 of plant shutdown and other charges. Included in accrued expenses at October 31, 1998, is the remaining plant closing reserve of $4,058. Upon completion of the plant closing, the Company expects to recognize a gain of approximately $7,800 on curtailment of the Company's other postretirement benefit plan due to the workforce reduction.

        In recent years, the Company has also experienced reductions in the U.S. defense budget for Hummer(R) vehicles, reduced direct international sales of Hummer(R) vehicles, and lower sales volume and higher costs than expected in the commercial Hummer(R) vehicle program. In order to address these issues which impact operating results and liquidity, the Company reduced its Hummer(R) vehicle production rate in February, 1997, from 25 to 16.5 units per day, eliminated certain corporate overhead positions, outsourced production of certain components and closed its stamping plant, resulting in a restructuring charge of $3,495 for the year ended October 31, 1997. The major components of the restructuring charge were $2,820 for employee severance costs, $1,141 of additional pension expense due to curtailment of certain defined benefit pension plans, a $2,597 write-down to fair value of property, plant and equipment to be disposed of and $1,353 of plant shutdown and other charges. These costs were partially offset by a $4,416 gain on curtailment of the Company's other postretirement benefit plan due to the workforce reduction. The stamping facility equipment was sold during fiscal 1997. Included in prepaid expenses and other assets at October 31, 1997, is $1,144 which represents the property and plant of the stamping facility at its fair value less costs to sell. The Company sold the facility during fiscal 1998. Included in accrued expenses at October 31, 1997, was the remaining restructuring reserve of $1,927, related primarily to severance benefits.

(18)    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

        The revolving line-of-credit approximates fair value because the interest rate fluctuates with prime. Management believes the fair value of the senior notes at October 31, 1998 and 1997, was approximately $74,300 and $80,500, respectively, based on management's informal discussions with an investment banker which makes a market in the senior notes.

(19)    RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES

        The reconciliation of net loss to net cash provided by operating activities for the years ended October 31, 1998, 1997 and 1996 follows:

                                                                       OCTOBER 31
                                                             ------------------------------
                                                               1998       1997       1996
                                                             --------   --------   --------
     Cash flows from operating activities:
        Net loss                                             $ (8,315)    (9,541)   (19,611)
        Adjustments to reconcile net loss to net
     cash provided by operating activities:
             Plant closing and restructuring
                 charges                                        5,231      3,495         --
             Less plant closing and restructuring
                 payments                                      (2,412)      (720)        --
             Depreciation and amortization of
     plant and equipment                                        7,835      7,378     11,278
             Other amortization                                 6,292      6,371      6,436
             Increase (decrease) in allowance for
     doubtful accounts                                             --        (48)      (188)
             Increase (decrease) in inventory
     reserve                                                    2,862        705        203
             Deferred income taxes                             (2,307)    (6,609)    (8,274)
             Discount accretion of debt                            57         57         62
             Noncash other postretirement cost                  4,660      5,359      6,150
             Loss (gain) on sale of equipment                     (11)        (6)       255
             Change in assets and liabilities:
                 Accounts receivable                          (21,551)     4,513     (4,250)
                 Inventories                                   12,756     33,782      1,422
                 Prepaid expenses                                 489         17        (26)
                 Other assets                                     208        549      3,247
                 Accounts payable                              (1,290)   (25,428)     1,015
                 Accrued expenses                               4,175     15,235     13,921
                 Income taxes                                    (489)     3,278       (619)
                 Other liabilities                             (1,077)       276       (940)
                                                             --------   --------   --------

                      Net cash provided by
                         operating activities                $  7,113     38,663     10,081
                                                             ========   ========   ========

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table lists the director and executive officers of the Company as of January 29, 1999:


Name                 Age  Position
-------------------  ---  -----------------------------------------------
Ira Leon Rennert      64  Chairman and sole Director of the Company
James A. Armour       55  President and Chief Executive Officer
Edmond L. Peters      54  Senior Vice President, Procurement and Business
                          Development
Adare Fritz           52  Senior Vice President, Operations
Robert J. Gula        52  Senior Vice President, Engineering and Product
                          Development
Paul J. Cafiero       45  Vice President and Chief Financial Officer
Francis R. Scharpf    60  Vice President, Medium Truck Programs and
                          Business Development

Ira Leon Rennert has been the Chairman and sole Director of the Company since 1991.the acquisition of the HUMMER/HUMVEE business in 1992 (the "Acquisition") and has been Chairman, Chief Executive Officer and principal shareholder of Renco (including predecessors) since its first acquisition in 1975. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with the Company including WCI Steel, Inc. and Renco Metals, Inc.

James A. Armour has been President and Chief Executive Officer of the Company since April 30, 1992 when the Company acquired the HUMMER/HUMVEE business. Prior thereto, Mr. Armour was President of the former AM General Corporation since November 1988 and held various other positions prior thereto, including Vice President and HUMVEE Program Manager, Corporate Director, Quality Assurance, and Vice President, Materials and Quality Assurance. Mr. Armour has been with the Company and its predecessor companies for the past 26 years. Prior thereto, Mr. Armour held various positions with American Motors Corporation and Ford Motor Company.

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

Adare Fritz has been Senior Vice President, Operations since April 30, 1992. Mr. Fritz previously held the position of Vice President, Operations. Mr. Fritz has been with the Company and its predecessor companies for the past 30 years.

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

Francis R. Scharpf has been Vice President, Medium Truck Programs and Business Development since June 1, 1998. On March 18, 1996, he was named Executive Assistant to the President and CEO. Prior to this, he held various positions involving program management and business planning. Mr. Scharpf has been with the Company and its predecessor companies for the past sixteen years. Before joining AM General, Mr. Scharpf was a career military officer having served in the US Army in various command positions.


ITEM 11. EXECUTIVE COMPENSATION.

The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 1998, 1997, and 1996 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").

                                     SUMMARY COMPENSATION TABLE
                                                                       ANNUAL COMPENSATION
                                                            -----------------------------------------
                                                                                      OTHER ANNUAL      ALL OTHER
      NAME AND PRINCIPAL POSITION              FISCAL YEAR    SALARY      BONUS      COMPENSATION (3)  COMPENSATION
-----------------------------------------      --------------------------------------------------------------------
Ira Leon Rennert (1)                                 1998           -           -               -       $1,200,000
   Chairman and Sole Director                        1997           -           -               -       $1,200,000
                                                     1996           -           -               -       $1,100,000

James A. Armour                                      1998    $250,000     250,000          70,657                -
   President & Chief Executive                       1997    $250,000     250,000          48,925                -
                                                     1996     250,000           -          55,461                -
Officer


Edmund L. Peters                                     1998     175,000      60,000                (2)             -
   Sr. Vice President,                               1997     135,000      60,000             23,937             -
        Procurement                                  1996     130,000      25,000             26,870             -

Adare Fritz                                          1998     135,000      60,000             19,903             -
   Senior Vice President,                            1997     135,000      40,000             25,320             -
      Operations                                     1996     135,000           -             25,356             -

Robert J. Gula                                       1998     155,000      60,000             24,902             -
   Sr. Vice President, Engineering &                 1997     130,000      40,000             35,684             -
          Product Development                        1996     130,000           -             22,884             -

Paul J. Cafiero                                      1998     125,000      40,000                (2)             -
    Vice President and Chief                         1997     105,897      25,000                (2)             -
          Financial Officer                          1996      93,539           -                (2)             -

  (1) Mr. Rennert, the sole Director of the Company received no compensation directly from the Company. Mr. Rennert, together with certain trusts for his benefit and for the benefit of certain members of his family, is the principal shareholder of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 1998, Renco received a management fee of $1,200,000 from the Company.

   (2) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per Named Executive Officer.

   (3) Consisting principally of Company paid expenses for cars, clubs, travel and other expenses.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company had no compensation committee during the fiscal year ended October 31, 1998. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 1998 was fixed by their employment agreements and their Net Worth Appreciation Agreements and consultation between the Chairman of the Board and the President.

During fiscal 1998, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.


EMPLOYMENT AGREEMENTS

Mr. Armour, Mr. Fritz, Mr. Peters, Mr. Gula, Mr. Cafiero and Mr. Scharpf are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 1998 and from year to year thereafter unless terminated by either party with 30 days' prior written notice. The compensation arrangements as of November 1, 1998 are as follows:

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

Mr. Scharpf-Minimum annual salary of $102,000 plus an annual bonus of $25,000 subject to the same conditions as applicable to Mr. Armour.

Four former officers, three of whose employment terminated in December 1996 and January 1997, received their contractual compensation through the expiration of their contracts in October 1997.

NET WORTH APPRECIATION AGREEMENTS

The Named Executive Officers and one other officer are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. Because of the net loss in fiscal 1997 and 1998, the amounts payable to each contract holder at October 31, 1998 have been reduced to zero.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Renco owns all of the outstanding capital stock of the Company. Certain trusts established by Mr. Rennert for his benefit and for the benefit of certain members of his family holds 97.9% of the capital stock of Renco. Mr. Rennert is Chairman of Renco and of the Company and may be deemed to be the beneficial owner of the Company's capital stock. The address of Renco and of Mr. Rennert is The Renco Group, Inc., 30 Rockefeller Plaza, New York, NY 10112. No other executive officer of the Company has any ownership interest in the Company.

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

Management fees are paid monthly in arrears in installments of $100,000. The Company paid management fees of $1.2 million to Renco in the year ended October 31, 1998.


Insurance Sharing Program

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are fidelity and special crime insurance The premiums for fidelity and special crime insurance are allocated by Renco substantially as indicated in the underlying policies. In fiscal 1998, the Company incurred costs of approximately $44,639 under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.


Tax Sharing Agreement.

Through fiscal year ended October 31, 1998 AM General is included in the consolidated federal income tax return of Renco. Under the terms of the tax sharing agreement with Renco, income taxes are allocated to AM General on a separate return basis except that transactions between AM General and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between AM General's accounting for tax and financial reporting purposes. As of October 31, 1998, AM General had no net operating tax loss carryforwards. As of October 31, 1998, AM General had a long term receivable for income taxes of $1.6 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.

For periods subsequent to October 31, 1998 AM General will file its own consolidated federal and state income tax returns.

Other

The 5,000 outstanding shares of Preferred Stock of the Company, all of which is held by Renco, are entitled to receive cumulative preferential cash dividends at an annual rate of 8% from May 1, 1995.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.  List of Financial Statements and Financial Statement
               Schedules:

------------------------------------------------------------------------------
                                                                     Page
                                                                     ----
Independent Auditors' Report...................................       26
Consolidated Statements of Operations for the years ended
     October 31, 1998, 1997 and 1996...........................       27
Consolidated Balance Sheets as of October 31, 1998 and 1997....       28
Consolidated Statements of Stockholder's Equity for the years
     ended October 31, 1998, 1997 and 1996.....................       29
Consolidated Statements of Cash Flows for the years ended
     October 31, 1998, 1997 and 1996...........................       30
Notes to Consolidated Financial Statements.....................  31 through 46

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

(a) 3.   Listing of Exhibits

        Exhibit No.                        Description
        -----------    ------------------------------------------------------
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

       ******10.1.5     Amendment No. 13 dated dated October 30,1998 to Loan and
                        Security Agreement, dated April 30, 1992 between
                        Congress Financial Corporation and AM General
                        Corporation.

              *10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994.

              *10.3 Employment Agreements dated May 1, 1992 as supplemented December 16, 1993 with:
                                                    Adare Fritz
                                                    Gary L. Wuslich
                                                    Robert J. Gula
                                                    Edmond L. Peters

           **10.3.1 Supplement No. 2, dated February 16, 1995, to Employment Agreements of Messrs. Fritz, Wuslich, Gula and Peters.

             10.3.2     Employment Agreement with Paul J. Cafiero, dated May 1,
                        1997

        Exhibit No.                        Description
        -----------    ------------------------------------------------------
              *10.6 Net worth appreciation agreements dated May 1, 1992 with:

                                                    James A. Armour
                                                    Paul R. Schuchman
                                                    Adare Fritz
                                                    Kenneth M. Jordan
                                                    Gary L. Wuslich
                                                    Robert J. Gula

           **10.6.1 Net worth appreciation agreement with Edmond L. Peters dated as of February 1, 1995

             10.6.2 Net worth appreciation agreement with Paul J. Cafiero dated May 1, 1997

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

            **10.16     Intentionally Omitted

            **10.17 Commercial lease dated April 28, 1992 between Amland Corporation and Ren Acquisition Corp.

           ***10.18 Contract dated December 14, 1995 between the Company and the Department of the Army-Tank -Automotive and Armaments Command (technical schedules omitted)

         *****10.19     Commercial lease dated November 6, 1997 between the
                        Company and Chippewa Corporation

                 21     Subsidiaries of Registrant.

                        *Filed with the Registration Statement No. 33-93302 filed June 9, 1995.

                        **Filed with Amendment No. 1 to Registration Statement No. 33-93302 filed August 9, 1995

                        *** Filed with Company's Form 10-K, No. 33-93302, filed January 28, 1996.

                        **** Filed with Company's Form 10-Q, No. 33-93302, filed September 16, 1996.

                        ***** Filed with Company's Form 10-K, No. 33-93302, filed January 29, 1997

                        ******Filed with Company's Form 10-K No. 33-93302, filed January 29, 1999

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Acts of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1999.

                                    AM GENERAL CORPORATION


                                    By:   /s/ James A. Armour
                                       ----------------------------------
                                              James A. Armour
                                    President and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1999.

            Signature                     Title
            ---------                     -----


/s/  Ira Leon Rennert               Chairman and sole Director
----------------------------------
      Ira Leon Rennert

/s/ James A. Armour                 President and Chief Executive Office
----------------------------------  (Principal Executive Officer)
     James A. Armour

/s/ Paul J. Cafiero                 Vice President and Chief Financial Officer
----------------------------------  (Principal Financial and Accounting Officer)
     Paul J. Cafiero




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