Form 10-Q
period 1999-01-31
AM GENERAL CORP
filed 1999-03-17
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                        Commission file Number: 33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)

                          ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X


1,000 shares of the registrant's common stock, par value $.01 per share, is outstanding as of March 17, 1999.

                             AM General Corporation
                                   Form 10-Q
                         Quarter Ended January 31, 1999

PART I - FINANCIAL INFORMATION                                                                                3


 ITEM 1.  FINANCIAL STATEMENTS                                                                                3

  Consolidated Balance Sheets                                                                                 3

  Consolidated Statements of Operations                                                                       4

  Consolidated Statements of Cash Flows                                                                       5

  Notes to Consolidated Financial Statements                                                                  6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               7

  HUMVEE/HUMMERs                                                                                              7

  Medium Trucks                                                                                               7

  Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")                              7

  Three Months Ended January 31, 1999 ("first quarter of 1999") compared to Three Months Ended January 31,
  1998 ("first quarter of 1998")                                                                              8

  Liquidity and Capital Resources                                                                            11

  Year 2000 Business Matters                                                                                 11

  Forward-Looking Statements                                                                                 12

PART II - OTHER INFORMATION                                                                                  13


 ITEM 1.  LEGAL PROCEEDINGS                                                                                  13

  Age Discrimination Claim                                                                                   13

  DJ-5 Litigation                                                                                            13

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   14


SIGNATURES                                                                                                   15

 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                     AM General Corporation and Subsidiary
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                          January 31,               October 31,
                                    Assets                                                   1999                      1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
Current assets:
      Cash                                                                       $                   813                     2,687
      Accounts receivable, net                                                                    61,531                    74,211
      Inventories                                                                                 74,419                    71,613
      Prepaid expenses                                                                             1,321                     1,170
      Deferred income taxes                                                                        6,687                     6,746
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             144,771                   156,427

Income taxes receivable                                                                            1,880                     1,585
Property, plant, and equipment, net                                                               41,420                    41,684
Deferred income taxes                                                                             26,382                    26,113
Goodwill, net                                                                                     78,227                    79,298
Other assets                                                                                       9,215                     9,658
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $               301,895                   314,765
==================================================================================================================================

               Liabilities and Stockholder's Deficit
----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Accounts payable                                                           $                31,180                    32,494
      Accrued expenses                                                                            64,803                    67,869
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         95,983                   100,363

Long-term debt                                                                                    74,316                    82,156
Postretirement benefits other than pensions, noncurrent portion                                  156,040                   154,362
Other long-term liabilities                                                                       11,757                    11,930
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                $               338,096                   348,811
----------------------------------------------------------------------------------------------------------------------------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      Shares; issued and outstanding 5,000 shares.                               $                 5,000                     5,000
      Common stock, $.01 par value.  Authorized, issued and
      Outstanding 900 shares.                                                                          0                         0
      Paid-in capital                                                                              1,000                     1,000
      Accumulated deficit                                                                        (41,973)                  (39,818)
      Minimum pension liability                                                                     (228)                     (228)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                      (36,201)                  (34,046)
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $               301,895                   314,765
==================================================================================================================================

          See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                 (unaudited)

==================================================================================================================
                                                                                   Three Months Ended
                                                                                      January 31,
                                                                   -----------------------------------------------
                                                                                   1999                       1998
------------------------------------------------------------------------------------------------------------------
Net sales                                                       $                87,637                     80,672
------------------------------------------------------------------------------------------------------------------

Cost and expenses:
      Cost of sales                                                              76,699                     76,203
      Depreciation and amortization                                               2,741                      2,819
      Selling, general, and administrative expenses                               7,868                      6,696
------------------------------------------------------------------------------------------------------------------

Earnings/(loss)  before interest and income taxes                                   329                     (5,046)
Interest income                                                                      74                         42
Interest expense                                                                 (3,017)                    (3,365)
------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                         (2,614)                    (8,369)

Income tax benefit                                                                 (459)                    (2,546)
------------------------------------------------------------------------------------------------------------------

Net loss                                                        $                (2,155)                    (5,823)
==================================================================================================================

          See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

===========================================================================================================================
                                                                                              Three Months Ended
                                                                                                  January 31,
                                                                                    ---------------------------------------
                                                                                           1999                   1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                   $            (2,155)                (5,823)
      Adjustments to reconcile net loss to
         Net cash provided by operating activities:
             Restructuring payments                                                              (91)                  (578)
             Depreciation and amortization of plant and equipment                              1,408                  1,486
             Other amortization                                                                1,618                  1,605
             Increase (decrease) in inventory reserve                                           (297)                   323
             Deferred income taxes                                                              (210)                  (421)
             Noncash other postretirement cost                                                 1,678                  1,277
             (Gain)/Loss on sale of equipment                                                      0                     (5)
             Change in assets and liabilities:
                     Accounts receivable                                                      12,680                  4,192
                     Inventories                                                              (2,504)                   (22)
                     Prepaid expenses                                                           (151)                   215
                     Other assets                                                                (91)                   128
                     Accounts payable                                                         (1,314)                (4,678)
                     Accrued expenses                                                         (2,965)                (6,410)
                     Income taxes                                                               (305)                (2,191)
                     Other liabilities                                                          (172)                   884
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                            7,129                (10,018)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                              0                      5
      Capital expenditures                                                                    (1,149)                   (88)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (1,149)                   (83)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) under line-of-credit agreement                              (7,854)                13,206
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           (7,854)                13,206
---------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                            (1,874)                 3,105
Cash and cash equivalents at beginning of period                                               2,687                  1,190
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $               813                  4,295
===========================================================================================================================

Supplemental disclosure of cash items
      Interest paid                                                              $             5,129                  5,490
      Taxes paid                                                                                  56                     66
---------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                     AM General Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                         (Dollar amounts in thousands)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes to consolidated financial statements required by generally accepted accounting principles for complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K.

Note 2. Inventories

     Inventories consisted of the following:

                                                           January 31,
                                                              1999                    October 31,
                                                           (Unaudited)                   1998
Finished Goods                                        $           32,846                     29,982
Service Parts                                                     17,324                     16,946
Extended Service Program
    Production costs of goods currently                            4,381                      4,095
    in process
Raw Materials, supplies and work in progress                      26,841                     27,859
                                                      ------------------          -----------------
                                                                  81,392                     78,882
Less allowance for inventory obsolescence                         (6,973)                    (7,269)
                                                      ------------------          -----------------
Total                                                 $           74,419                     71,613
                                                      ==================          =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the HUMVEE/HUMMER. The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. In 1994, the Company began selling remanufactured 2-1/2-ton medium tactical vehicles under the Army's Extended Service Program ("ESP").
This program will end in April 1999.

HUMVEE/HUMMERs

US Military

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through January 31, 1999, a total of 11,774 vehicles have been ordered on the X001 Contract. The FY99 Defense Bill contains the necessary funding for the expected 1999 production.

Commercial

In response to higher demand for new model year HUMMERs from its dealer network, the Company increased the production of Commericial HUMMERs in February 1999 from 4 to 5.5 vehicles per day resulting in a new production rate of 18 HUMVEE/HUMMER vehicles per day.

Medium Trucks

Remanufacturing

On September 15, 1998, the Company issued a notice under the Worker Adjustment and Retraining Notification ("WARN") Act to the employees at the ESP facility advising them that the Company had insufficient orders to keep the plant in operation. Subsequent to that notice, the Company received orders that extended production through April 19, 1999 at the current production rate. On January 21, 1999 the Company issued another notice under the WARN Act to the employees at the ESP facility advising the employees that the facility would be closing in April 1999. When the last unit is completed in April 1999, the Company will have delivered 5,483 remanufactured 2-1/2-ton medium tactical vehicles to the US Army under the ESP program.

FMTV

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the DoD to build three prototype vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program for the US Army. A competitor was awarded a similar contract. Under this contract, the Company will produce two new 5.0-ton vehicles and one new 2.5-ton vehicle for testing purposes. Upon successful testing of the vehicles, the Company will be asked to submit a production bid for approximately 500 to 1,000 vehicles to be built over three years. A contract award is expected in mid year 2000. If successful in winning this low-rate production contract, the Company will be asked to compete with the current FMTV contract manufacturer for a share of the following FMTV multiyear contract.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended January 31, 1999 ("first quarter of 1999") compared to Three Months Ended January 31, 1998 ("first quarter of 1998")


                     AM General Corporation and Subsidiary
         Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                     (in millions, except unit information)

                                                Three months ended
                                                    January 31,
                                                ------------------        %
                                                 1999        1998       Change      Change
                                                -------      -----      ------      ------
Net Sales
HUMVEE/HUMMERs
  US Military                                   $  35.9       29.2         6.7       22.9%
  International (1)                                 2.5        0.9         1.6      177.8%
  Commercial                                       11.0       15.9        (4.9)     (30.8%)
                                                -------------------------------
Total HUMVEE/HUMMERs                               49.4       46.0         3.4        7.4%

ESP                                                22.9       19.2         3.7       19.3%
SPLO                                               12.7       10.7         2.0       18.7%
STS                                                 2.6        4.8        (2.2)     (45.8%)
                                                -------------------------------
Total Net Sales                                 $  87.6       80.7         6.9        8.6%

HUMVEE/HUMMER Unit Sales
  US Military                                       646        582          64       11.0%
  International (1)                                  32         18          14       77.8%
  Commercial                                        168        247         (79)     (32.0%)
                                                -------------------------------
Total HUMVEE/HUMMERs                                846        847          (1)      (0.1%)

HUMVEE/HUMMER Average Unit Selling Prices
 US Military                                    $55,563     50,244        5,319      10.6%
 International (1)                               78,656     51,111       27,545      53.9%
 Commercial                                      65,232     64,320          912       1.4%
Total HUMVEE/HUMMERs                             58,357     54,367        3,990       7.3%



(1) Includes FMS and direct international sales

Net Sales

The increase in net sales was primarily due to higher US Military HUMVEE, ESP, SPLO and International sales partially offset by lower Commercial HUMMER and STS sales. Further, the Company remained unable to obtain a firm order for 231 units included in its finished goods inventory. The Company continues to pursue an order with the FMS customer for whom the units were built; additionally, the Company has expanded its efforts to find alternative buyers. Management believes that the inventory will be sold in fiscal 1999.

The increase in US Military HUMVEE sales is primarily attributable to the sale of additional units combined with a higher concentration of more expensive models. ESP sales were higher primarily due to higher negotiated selling prices in connection with additional units added and delivered at the completion of the base and option requirements of the initial contract. Prior year Commercial HUMMER sales were higher due to a higher concentration of end of model year close out sales.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMERs increased from the first quarter of 1998 to the first quarter of 1999. Under the X001 Contract with the United States Army Tank-Automotive and Armaments Command ("TACOM"), prices for HUMVEE models are fixed and subject to inflation. The average unit selling price of US Military HUMVEEs increased by 10.6% from the first quarter of 1998 primarily due to a higher ratio of more expensive models sold during the first quarter of 1999. The average unit selling price of International HUMVEEs increased by 53.9% primarily due to additional equipment added to units previously sold and higher average selling prices on FMS units sold during the quarter. Commercial HUMMER average unit selling prices increased 1.4% primarily due to the general price increase and more expensive options partially offset by increased sales incentives.

Gross Profit

Gross profit was $10.9 million for the first quarter of 1999, an increase of $6.5 million or 145% from gross profit of $4.5 million for the first quarter of 1998. The Company's gross profit margin rose from 5.5% in the first quarter of 1998 to 12.5% in the first quarter of 1999.

The change in gross profit is primarily attributed to higher ESP gross profit due to the higher negotiated selling prices, and a higher proportion of more profitable units sold to the US Military during the first quarter of 1999 partially offset by lower Commercial HUMMER gross profit due to lower sales and lower STS gross profit due to a large volume of foreign vehicle operator manual translation work performed in the same quarter of the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization expense was $2.7 million for the first quarter of 1999, a decrease of $.1 million or 3% from depreciation and amortization expense of $2.8 million for the first quarter of 1998 due to lower depreciation of leasehold improvements.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $7.9 million for the first quarter of 1999, an increase of $1.2 million or 17.9% from SG&A expense of $6.7 million for the first quarter of 1998. The increase is primarily attributed to non-recurring engineering costs associated with the Medium Tactical Truck Remanufacture ("MTTR") program for the US Marine Corp.

Operating Income(Loss)

The Company recorded operating income for the first quarter of 1999 of $0.3 million, an increase of $5.3 million from an operating loss of $5.0 million for the first quarter of 1998. Of the change in operating income, $6.5 million is attributed to the higher gross profit described above partially offset by higher SG&A.

Interest Income and Expense

Interest expense for the first quarter of 1999 was $3.0 million, a decrease of $.4 million or 10.3% from interest expense of $3.4 million for the first quarter of 1998. Average debt outstanding during the first quarter of 1999 was $88.0 million at a weighted average interest rate of 12.4%. Average debt outstanding during the first quarter of fiscal 1998 was $101.5 million at a weighted average interest rate of 12.2%. The decrease in average debt outstanding is primarily due to the reduction in borrowings under the Company's revolving credit facility, which is primarily due to the reduction in accounts receivable. Interest income remained unchanged at $.1 million.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $0.5 million for the first quarter of 1999, a decrease of $2.0 million from income tax benefit of $2.5 million for the first quarter of 1998. The decrease in income tax benefit was due to a lower taxable loss.

Net Loss

As discussed above, the reduction in net loss was primarily due to higher operating income along with lower interest partially offset by lower income tax benefit.

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital requirements, debt service obligations, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility.

Cash generated by operating activities was $7.1 million for the three months ended January 31, 1999 compared to cash used by operating activities of $10.0 million for the three months ended January 31, 1998. The key factors affecting cash flow from operating activities during the first three months of 1999 were the reduction in accounts receivable partially offset by the net loss, an increase in inventory, and reductions in accrued expenses and accounts payable. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at January 31, 1999 were lower than levels at the end of the prior fiscal year primarily due to higher HUMMER/HUMVEE sales during October 1998.

Inventory levels at the end of the three months ended January 31, 1999 were slightly higher than levels at the end of the prior fiscal year due to higher finished goods inventory. Included in the finished goods inventory at October 31, 1998 and at January 31, 1999 are 231 HUMVEEs that were built for an FMS customer. Contract negotiations are continuing with the customer with the eventual sale of the units expected to occur during fiscal 1999.

During the first three months of 1999, the Company spent $1.1 million on capital expenditures primarily on the implementation of a new enterprise resource planning system, tooling, and machinery and equipment, as compared to $.1 million during the three months ended January 31, 1998. Additional expenditures for the system and other capital expenditures are expected to amount to $5.2 million for the remainder of fiscal 1999. The Company anticipates that operating cash flow and availability under the revolving credit facility will be adequate to fund capital expenditures for fiscal 1999.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of January 31, 1999, the Company had no borrowings outstanding and approximately $40.5 million of availability under the revolving credit facility.

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

In September 1997, the Company formed an internal committee to perform a comprehensive review of its computer systems, the purpose of which was to identify the systems that could be affected by the "Year 2000" issue. The committee evaluated three alternatives including fixing the defective code internally, outsourcing the project to a third party or purchasing new software. Factors affecting the committee's decision included the cost benefit analysis of fixing the code versus replacing the software with newer and more effective technology. Upon completion of its review, the committee reached a conclusion and recommended that the Company purchase and implement new software.

In June 1998, the committee reached a consensus on its choice of software and the implementation consultant and management approved its recommendation. The committee began the implementation process in July 1998. At October 31, 1998 the project was completed with respect to design and at January 21, 1999 the project was in the configuration stage. By April 1999, the project is anticipated to be in the testing stage with completion of the project scheduled for June 1999.

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

With an expected completion date for the project in June 1999, the Company believes that it has ample time to recover from any time delays that might occur. In the unlikely event that the new software is not operational in time for the year 2000, the Company has developed a contingency plan that includes implementing certain programs for some of its more critical in-house systems and installing other software that will temporarily fix other systems.

Forward-Looking Statements

This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for government HUMVEE orders; volume of international and commercial orders for HUMMER/HUMVEEs; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS



Age Discrimination Claim


William Wilson filed an age discrimination suit against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson approximately $470,000 plus the appellate attorney fees and post judgment interest. The Company appealed the judgment. The appellate court affirmed the jury's verdict. AM General will not likely appeal the decision. Accordingly, upon the resolution of Mr. Wilson's request for appellate attorney's fees and costs, AM General will be required to pay the full amount of the judgment plus interest accrued from the date of judgment. The award will not have a material adverse impact on the Company's financial condition.


DJ-5 Litigation

Reference is made to the DJ-5 vehicular accident action, in the United States District Court for the Southern District of West Virginia, reported at Item 3 of the Company's Annual Report on Form 10-K for the year ended October 31, 1998. By order of the Court dated March 1, 1999, entered on application of the Plaintiff, the Company was dismissed as a party defendant, without prejudice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

    Exhibit No.                               Description
-------------------    ---------------------------------------------------------
        27              Financial Data Schedule

 (b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 17, 1999                  AM GENERAL CORPORATION
                                             Registrant


                                       By /s/ Paul J. Cafiero
                                          ------------------------------
                                              Paul J. Cafiero
                                              Vice President and
                                               Chief Financial Officer
                                              Duly authorized officer and
                                               principal financial and
                                               accounting officer

                                 EXHIBIT INDEX


    Exhibit No.                             Description
-------------------    --------------------------------------------------------
        27              Financial Data Schedule