Form 10-Q
period 1999-04-30
AM GENERAL CORP
filed 1999-06-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number: 33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                             _____________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding as of June 14, 1999.

                            AM GENERAL CORPORATION
                                   Form 10-Q
                         Quarter Ended April 30, 1999

PART I - FINANCIAL INFORMATION                                                                                 3

 ITEM 1.  FINANCIAL STATEMENTS                                                                                 3

  Consolidated Balance Sheets                                                                                  3

  Consolidated Statements of Operations                                                                        4

  Consolidated Statements of Cash Flows                                                                        5

  Notes to Consolidated Financial Statements                                                                   6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               7

  HUMVEE/HUMMERs                                                                                               7

  Medium Trucks                                                                                                7

  Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")                               8

  Three Months Ended April 30, 1999 ("second quarter of 1999") compared to Three Months Ended April 30,
  1998 ("second quarter of 1998")                                                                              9

  Six Months Ended April 30, 1999 ("first six months of 1999") compared to Six Months Ended April 30,
  1998 ("first six months of 1998")                                                                           12

  Liquidity and Capital Resources                                                                             15

  Year 2000 Business Matters                                                                                  16

  Forward-Looking Statements                                                                                  16

PART II - OTHER INFORMATION                                                                                   17

 ITEM 1.  LEGAL PROCEEDINGS                                                                                   17

  Age Discrimination Claim                                                                                    17

  DJ-5 Litigation                                                                                             17

  HMMWV Product Liability Claims                                                                              17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                    18

SIGNATURES                                                                                                    19

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                   AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                           April 30,       October 31,
                                Assets                                       1999              1998
------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
Current assets:
   Cash                                                                 $      13,390            2,687
   Accounts receivable, net                                                    58,568           74,211
   Inventories                                                                 71,326           71,613
   Prepaid expenses                                                               957            1,170
   Deferred income taxes                                                        6,781            6,746
------------------------------------------------------------------------------------------------------
Total current assets                                                          151,022          156,427

Income taxes receivable                                                           364            1,585
Property, plant, and equipment, net                                            41,936           41,684
Deferred income taxes                                                          26,826           26,113
Goodwill, net                                                                  77,155           79,298
Other assets                                                                    7,147            9,658
------------------------------------------------------------------------------------------------------
                                                                        $     304,450          314,765
------------------------------------------------------------------------------------------------------

                   Liabilities and Stockholder's Deficit
------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                     $      27,223           32,494
   Accrued expenses                                                            69,872           67,869
------------------------------------------------------------------------------------------------------
Total current liabilities                                                      97,095          100,363

Long-term debt                                                                 74,330           82,156
Postretirement benefits other than pensions, noncurrent portion               157,718          154,362
Other long-term liabilities                                                    10,639           11,930
------------------------------------------------------------------------------------------------------
Total liabilities                                                       $     339,782          348,811
------------------------------------------------------------------------------------------------------

Stockholder's deficit:
   8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
   shares; issued and outstanding 5,000 shares.                         $       5,000            5,000
   Common stock, $.01 par value.  Authorized, issued and
   outstanding 900 shares.                                                          0                0
   Paid-in capital                                                              1,000            1,000
   Accumulated deficit                                                        (41,104)         (39,818)
   Minimum pension liability                                                     (228)            (228)
------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                   (35,332)         (34,046)

------------------------------------------------------------------------------------------------------
                                                                        $     304,450          314,765
------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

------------------------------------------------------------------------------------------------------
                                                           Three Months Ended        Six Months Ended
                                                                April 30,                April 30,
                                                          -------------------       ------------------
                                                            1999        1998          1999      1998
------------------------------------------------------------------------------------------------------
Net sales                                                 $103,258    102,621       190,895    183,294
------------------------------------------------------------------------------------------------------

Cost and expenses:
   Cost of sales                                            89,134     93,094       165,833    169,296
   Depreciation and amortization                             2,891      2,879         5,632      5,698
   Selling, general, and administrative expenses             7,019      6,547        14,887     13,245
   Restructuring/plant closing                                (401)         0          (401)         0
------------------------------------------------------------------------------------------------------

Earnings/(loss)  before interest and income taxes            4,615        101         4,944     (4,945)
Interest income                                                179         98           253        141
Interest expense                                            (2,707)    (3,354)       (5,724)    (6,720)
------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                            2,087     (3,155)         (527)   (11,524)

Income tax (expense) benefit                                (1,218)       687          (759)     3,233
------------------------------------------------------------------------------------------------------

Net income (loss)                                         $    869     (2,468)       (1,286)    (8,291)
------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                    April 30,
                                                                                          ----------------------------
                                                                                              1999              1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                         $      (1,286)          (8,291)
      Adjustments to reconcile net loss to
         Net cash provided by operating activities:
           Restructuring/plant closing charges                                                  (401)               0
           Restructuring payments                                                               (292)          (1,077)
           Depreciation and amortization of plant and equipment                                2,966            3,033
           Other amortization                                                                  3,187            3,211
           Increase (decrease) in inventory reserve                                             (496)             216
           Deferred income taxes                                                                (747)            (565)
           Noncash other postretirement cost                                                   3,355            2,553
           (Gain)/Loss on sale of equipment                                                        0              (11)
           Change in assets and liabilities:
               Accounts receivable                                                            15,643              491
               Inventories                                                                       780            2,100
               Prepaid expenses                                                                  212              659
               Other assets                                                                    1,495              143
               Accounts payable                                                               (5,270)          (4,547)
               Accrued expenses                                                                2,106            1,563
               Income taxes                                                                    1,410           (3,068)
               Other liabilities                                                                (889)            (676)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                           21,773           (4,266)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                              0               14
      Capital expenditures                                                                    (3,216)            (951)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (3,216)            (937)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) under line-of-credit agreement                              (7,854)           7,362
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           (7,854)           7,362
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                            10,703            2,159
Cash and cash equivalents at beginning of period                                               2,687            1,190
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $      13,390            3,349
----------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash items
      Interest paid                                                                    $       5,146            6,174
      Taxes paid                                                                                  96              400
----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998.

Note 2. Inventories

        Inventories consisted of the following:

                                                        April 30,  October 31,
                                                          1999         1998
                                                      (Unaudited)
Finished Goods                                       $    34,478       29,982
Service Parts                                             17,840       16,946
Extended Service Program
    Production costs of goods currently                    1,541        4,095
    in process
Raw Materials, supplies and work in progress              24,240       27,859
                                                     -----------   ----------
                                                          78,099       78,882
Less allowance for inventory obsolescence                 (6,773)      (7,269)
                                                     -----------   ----------
Total                                                $    71,326       71,613
                                                     ===========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the HUMVEE/HUMMER. The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. In 1994, the Company began selling remanufactured 2-1/2-ton medium tactical vehicles under the Army's Extended Service Program ("ESP"). On April 19, 1999 the Company ceased production under the ESP contract.

On June 11, 1999 the Company and GM Powertrain, a division of General Motors Corporation, announced an agreement whereby the Company will assume GM Powertrain's 6.5 liter diesel engine business. Under terms of the agreement, the Company will take over production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine next year. GM Powertrain will provide assistance to AM General in getting this project started and the assembly process validated. The Company anticipates beginning low-rate production in April 2000.

AM General uses the GM Powertrain 6.5 liter diesel in both its Military HUMVEE and Commercial HUMMER vehicles. General Motors' applications include some vans, pickups and medium duty trucks. The agreement provides that AM General will continue to supply service engines to GM's internal parts distributor, Service Parts Operation (SPO), for a period of ten years. In addition, AM General will build engines for its own requirements as well as those of other customers that use the engine.

HUMVEE/HUMMERs

US  Military

The Company began producing the latest generation of Military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through April 30, 1999, a total of 12,089 vehicles have been ordered on the X001 Contract. The FY99 Defense Bill contains the necessary funding for the expected 1999 production.

Commercial

In response to higher demand for new model year HUMMERs from its dealer network, the Company increased the production of Commercial HUMMERs in February 1999 from 4 to 5.5 vehicles per day resulting in a new production rate of 18 HUMVEE/HUMMER vehicles per day.

In May, 1999, the Company and General Motors Acceptance Corporation ("GMAC") concluded negotiations under which GMAC will offer to existing HUMMER dealers its Smartlease program for new 1999 model year HUMMERs. Under this arrangement, GMAC will accept lease contracts for HUMMERs through its local GMAC offices.
The Company will have no financial obligations with respect to residual risk in connection with this program.

Medium Trucks

Remanufacturing

On September 15, 1998, the Company issued a notice under the Worker Adjustment and Retraining Notification ("WARN") Act to the employees at the ESP facility advising them that the Company had insufficient orders to keep the plant in operation. Subsequent to that notice, the Company received orders that extended production through April 19, 1999. The Company delivered 5,515 remanufactured 2-1/2-ton medium tactical vehicles to the US Army and other customers under the ESP program. The Company ceased production on April 19, 1999 and closed the facility effective May 28, 1999.

FMTV

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the DoD to build three prototype vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program for the US Army. A competitor was awarded a similar contract. Under this contract, the Company will produce two new 5.0-ton vehicles and one new 2.5-ton vehicle for testing purposes. Upon successful testing of the vehicles, the Company will be asked to submit a production bid for approximately 500 to 1,000 vehicles to be built over three years. A contract award is expected in mid-year 2000. If successful in winning this low-rate production contract, the Company will be asked to compete with the current FMTV contract manufacturer for a share of the following FMTV multiyear contract.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended April 30, 1999 ("second quarter of 1999") compared to Three Months Ended April 30, 1998 ("second quarter of 1998")


                    AM GENERAL CORPORATION AND SUBSIDIARIES
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                                  Three months ended
                                                      April 30,                           %
                                                ----------------------------
                                                     1999          1998      Change     Change
                                                     ----          ----      ------     ------
Net Sales
HUMVEE/HUMMERs
 US Military                                              41.9         46.9      (5.0)       (10.7%)
 International  (1)                                        1.4          1.8      (0.4)       (22.2%)
 Commercial                                               19.9         16.3       3.6         22.1%
                                                -------------------------------------

Total HUMVEE/HUMMERs                                      63.2         65.0      (1.8)        (2.8%)

ESP                                                       22.8         21.2       1.6          7.5%
SPLO                                                      13.8         13.2       0.6          4.5%
STS/Other                                                  3.5          3.2       0.3          5.5%
                                                -------------------------------------

Total Net Sales                                          103.3        102.6       0.6           .6%


HUMVEE/HUMMER Unit Sales
 US Military                                               782          876       (94)       (10.7%)
 International (1)                                           9           26       (17)       (65.4%)
 Commercial                                                280          240        40         16.7%
                                                -------------------------------------

Total HUMVEE/HUMMERs                                     1,071        1,142       (71)        (6.2%)

HUMVEE/HUMMER Average Unit Selling Prices
 US Military                                            53,633       53,564        69           .1%
 International (1)                                     158,667       67,385    91,282        135.5%
 Commercial                                             71,018       67,829     3,189          4.7%
Total HUMVEE/HUMMERs                                    59,061       56,877     2,184          3.8%



(1) Includes FMS and direct international sales

Net Sales

The increase in net sales was primarily due to higher Commercial HUMMER, ESP, SPLO and STS Engineering sales partially offset by lower US Military HUMVEE and International sales. Further, the Company remained unable to obtain a firm order for 231 units included in its finished goods inventory. The Company continues to pursue an order with the FMS customer for whom the units were built. The FMS customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. Management believes these negotiations will conclude and the units will be sold in fiscal 2000.

The increase in Commercial HUMMER sales is primarily attributable to the sale of units originally scheduled for shipment in the first quarter of 1999. The temporary delay in shipment was due to receiving non-conforming parts from a supplier. ESP sales increased despite lower volume primarily due to higher negotiated selling prices in connection with additional units added and delivered at the completion of the base and option requirements of the initial contract.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMERs increased 3.8% from the second quarter of 1998 to the second quarter of 1999. Under the X001 Contract with the United States Army Tank-Automotive and Armaments Command ("TACOM"), prices for HUMVEE models are fixed and subject to inflation. The average unit selling price of US Military HUMVEEs increased by only .1% from the second quarter of 1998. The average unit selling price of International HUMVEEs increased by 135.5% primarily due to ambulance equipment added to units previously sold and higher average selling prices on FMS units sold during the quarter. Commercial HUMMER average unit selling prices increased 4.7% primarily due to a general price increase on model year 1999 units and selling a higher concentration of more expensive units.

Gross Profit

Gross profit was $14.1 million for the second quarter of 1999, an increase of $4.6 million or 48.3% from gross profit of $9.5 million for the second quarter of 1998. The Company's gross profit margin rose from 9.3% in the second quarter of 1998 to 13.7% in the second quarter of 1999.

The change in gross profit is primarily attributed to higher ESP gross profit due to higher negotiated selling prices, a higher proportion of more profitable HUMVEE units sold to the US Military during the second quarter of 1999, and slightly better performance by STS Engineering, partially offset by lower gross profit on Commercial HUMMER sales and SPLO sales for the second quarter of 1999.

Depreciation and Amortization
Depreciation and amortization expense was $2.9 million for the second quarter of 1999, which is consistent with the second quarter of 1998.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $7.0 million for the second quarter of 1999, an increase of $.5 million or 7.2% from SG&A expense of $6.5 million for the second quarter of 1998. The increase is primarily attributed to increased engineering effort on STS contracts.

Earnings before Interest and Income Taxes

The Company recorded earnings before interest and income taxes for the second quarter of 1999 of $4.6 million, an increase of $4.5 million from earnings before interest and income taxes of $.1 million for the second quarter of 1998. The increase in earnings before interest and income taxes is attributed primarily to the higher gross profit described above and a non-recurring adjustment to the plant closing reserve for the ESP facility partially offset by higher SG&A.

Interest Income and Expense

Interest expense for the second quarter of 1999 was $2.7 million, a decrease of $.7 million or 19.3% from interest expense of $3.4 million for the second quarter of 1998. Average debt outstanding during the second quarter of 1999 was $75.0 million at a weighted average interest rate of 12.8%. Average debt outstanding during the second quarter of fiscal 1998 was $95.7 million at a weighted average interest rate of 12.6%. The decrease in average debt outstanding is primarily due to the reduction in borrowings under the Company's revolving credit facility, which is primarily due to the reduction in accounts receivable and inventories and improved earnings before interest and income taxes. Interest income increased from $.1 million in the second quarter on 1998 to $.2 million in the second quarter of 1999 primarily due to investing excess cash in short term investments.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $1.2 million for the second quarter of 1999, an increase of $1.9 million from income tax benefit of $.7 million for the second quarter of 1998. The increase in income tax expense was due to a higher taxable income.

Net Income (Loss)

The Company recorded net income for the second quarter of 1999 of $.9 million, an increase of $3.4 million from a net loss of $2.5 million in the second quarter of 1998. The increase in net income is primarily due to higher earnings before interest and taxes along with lower interest expense, partially offset by higher income tax expense.

Six Months Ended April 30, 1999 ("first six months of 1999") compared to Six Months Ended April 30, 1998 ("first six months of 1998")


                    AM GENERAL CORPORATION AND SUBSIDIARIES
        Table of Net Revenues and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                                  Six months ended
                                                     April 30,                   %
                                                -------------------
                                                   1999      1998    Change    Change
                                                   ----      ----    ------    ------
Net Sales
HUMVEE/HUMMERs
 US Military                                        77.8      76.1      1.7       2.2%
 International  (1)                                  4.0       2.7      1.3      48.1%
 Commercial                                         30.9      32.2     (1.3)     (4.0%)
                                                ----------------------------

Total HUMVEE/HUMMERs                               112.6     111.0      1.6       1.4%

ESP                                                 45.6      40.3      5.3      13.2%
SPLO                                                26.5      23.9      2.6      10.9%
STS/Other                                            6.1       8.1     (2.0)    (24.7%)
                                                ----------------------------

Total Net Sales                                    190.9     183.3      7.6       4.1%


HUMVEE/HUMMER Unit Sales
 US Military                                       1,428     1,458      (30)     (2.1%)
 International (1)                                    41        44       (3)     (6.8%)
 Commercial                                          448       487      (39)     (8.0%)
                                                ----------------------------

Total HUMVEE/HUMMERs                               1,917     1,989      (72)     (3.6%)

HUMVEE/HUMMER Average Unit Selling Prices
 US Military                                      54,443    52,237    2,206       4.2%
 International (1)                                98,415    60,795   37,620      61.9%
 Commercial                                       68,848    66,049    2,799       4.2%
Total HUMVEE/HUMMERs                              58,750    55,808    2,942       5.3%


(1) Includes FMS and direct international sales

Net Sales

The increase in net sales was primarily due to higher ESP, SPLO, US Military HUMVEE, and International sales partially offset by lower STS and Commercial HUMMER sales. Further, the Company remained unable to obtain a firm order for 231 units included in its finished goods inventory. The Company continues to pursue an order with the FMS customer for whom the units were built. The FMS customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. Management believes these negotiations will conclude and the units will be sold in fiscal 2000.

ESP sales increased despite lower volume primarily due to higher negotiated selling prices in connection with additional units added and delivered at the completion of the base and option requirements of the initial contract. SPLO sales increased primarily due to higher Commercial HUMMER parts sales and going into fiscal year 1999 with a higher backlog of US Government business compared to fiscal year 1998. The increase in US Military HUMVEE sales is primarily attributable to selling a higher concentration of more expensive models. Commercial HUMMER sales decreased due to vehicle shipments scheduled for the first six months of 1999 being delayed and shipped in May. The temporary delay in shipment was due to receiving non-conforming parts from a supplier. Additionally, prior year Commercial HUMMER sales were higher due to a higher volume of end of model year close out sales.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMERs during the first six months of 1999 increased 5.3% from the first six months of 1998. Under the X001 Contract with the United States Army Tank-Automotive and Armaments Command ("TACOM"), prices for HUMVEE models are fixed and subject to inflation. The average unit selling price of US Military HUMVEEs increased by 4.2% from the second quarter of 1998 primarily due to a negotiated price escalation and a higher ratio of more expensive models sold in the first six months of 1999. The average unit selling price of International HUMVEEs increased by 61.9% primarily due to ambulance equipment added to units previously sold and higher average selling prices on FMS units sold during the first six months of 1999.
Commercial HUMMER average unit selling prices increased 4.2% primarily due to a general price increase on model year 1999 units and selling a higher concentration of more expensive units.

Gross Profit

Gross profit was $25.1 million for the first six months of 1999, an increase of $11.1 million or 79.0% from gross profit of $14.0 million for the first six months of 1998. The Company's gross profit margin rose from 7.6% in the first six months of 1998 to 13.1% in the first six months of 1999.

The change in gross profit is primarily attributed to higher ESP gross profit due to higher negotiated selling prices and a higher proportion of more profitable HUMVEE units sold to the US Military during the first six months of 1999, partially offset by lower Commercial HUMMER gross profit.

Depreciation and Amortization

Depreciation and amortization expense was $5.6 million for the first six months of 1999, a decrease of $.1 million or 1.2% from depreciation and amortization expense of $5.7 million for the first six months of 1998. The decrease is directly attributable to closing the ESP facility.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $14.9 million for the first six months of 1999, an increase of $1.7 million or 12.4% from SG&A expense of $13.2 million for the first six months of 1998. The increase is primarily attributed to non-recurring engineering costs and increased bid and proposal costs in connection with potential STS contracts.

Earnings/Loss before Interest and Income Taxes

The Company recorded earnings before interest and income taxes for the first six months of 1999 of $4.9 million, an increase of $9.8 million from a loss before interest and income taxes of $4.9 million for the first six months of 1998. The increase in earnings before interest and income taxes is attributed primarily to the higher gross profit described above and a non-recurring adjustment to the plant closing reserve for the ESP facility partially offset by higher SG&A.

Interest Income and Expense

Interest expense for the first six months of 1999 was $5.7 million, a decrease of $1.0 million or 14.8% from interest expense of $6.7 million for the first six months of 1998. Average debt outstanding during the first six months of 1999 was $79.3 million at a weighted average interest rate of 12.7%. Average debt outstanding during the first six months of fiscal 1998 was $95.2 million at a weighted average interest rate of 12.1%. The decrease in average debt outstanding is primarily due to the reduction in borrowings under the Company's revolving credit facility, which is primarily due to the reduction in accounts receivable and inventories and improved earnings before interest and income taxes. Interest income increased from $.1 million during the first six months of 1998 to $.2 million during the first six months of 1999 primarily due to paying off the revolving credit facility and investing excess cash in short term investments.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $0.8 million for the first six months of 1999, an increase of $4.0 million from income tax benefit of $3.2 million for the first six months of 1998. The increase in income tax expense was due to higher taxable income.

Net Loss

As discussed above, the reduction in net loss was primarily due to higher earnings before interest and income taxes along with lower interest expense partially offset by higher income tax.

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

Cash generated by operating activities was $21.8 million for the six months ended April 30, 1999 compared to cash used by operating activities of $4.3 million for the six months ended April 30, 1998. The primary sources of cash flow during the first six months of 1999 were reductions in accounts receivable, inventory and other assets, an increase in accrued expenses and non-cash charges to earnings before interest and income taxes including depreciation, amortization and non-cash postretirement expenses. Cash flow provided from operations was partially offset by reductions in accounts payable and other liabilities, as well as funding the Company's net loss.

Accounts receivable levels at April 30, 1999 were $15.6 million lower than levels at the end of fiscal 1998 primarily due to higher than normal vehicle sales in the latter part of fiscal 1998 partially offset by higher unbilled receivables at April 30, 1999 in connection with US Government directed modifications of A2 series HUMVEEs and higher STS receivables.

Inventory levels at April 30, 1999 were slightly lower than levels at the end of the prior fiscal year primarily due to lower raw materials and in-process inventory, and lower obsolescence reserves. The decrease in inventory is
partially offset by higher SPLO inventory and finished goods.   Included in the
finished goods inventory at October 31, 1998 and at April 30, 1999 are 231 HUMVEEs that were built for an FMS customer in the fourth quarter of fiscal 1997. Contract negotiations are continuing with the customer with the eventual sale of the units expected to occur during fiscal 2000.

During the first six months of 1999, the Company spent $3.2 million on capital expenditures primarily on the implementation of a new enterprise resource planning system, tooling for vehicle production, and machinery and equipment, as compared to $1.0 million during the first six months of 1998. Additional expenditures for the system and other capital expenditures are expected to amount to $4.9 million for the remainder of fiscal 1999. Additionally, in connection with the Company's announcement of the 6.5 liter diesel engine project, the Company expects to incur approximately $7.0 million of capital expenditures. The Company anticipates that operating cash flow and availability under the revolving credit facility will be adequate to fund capital expenditures for fiscal 1999.

Under the Mandatory Purchase Offer provision of the Indenture for the 12.875% Senior Notes dated as of April 27, 1995 (the "Indenture") the Company is required to calculate Excess Cash Flow for each twelve month period beginning May 1 and ending April 30. The Company made its calculation of Excess Cash Flow, which indicates there is $6.5 million of Excess Cash Flow for the twelve-month period ending April 30, 1999. In compliance with the provision of the Indenture, on June 14, 1999 the Company advised the Trustee there will be an offer to purchase $6.5 million of the 12.875% Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest. The Company intends to fund the purchases, if any, with a combination of cash flow from operating activities and the revolving credit facility.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of April 30, 1999, the Company had no borrowings outstanding and approximately $42.2 million of availability under the revolving credit facility.

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

In June 1998, the committee reached a consensus on its choice of software and the implementation consultant and management approved its recommendation. The committee began the implementation process in July 1998. At October 31, 1998 the project was completed with respect to design and at January 21, 1999 the project was in the configuration stage. During April 1999, the project was in the testing stage and is scheduled to be completed in July 1999.

Based on recent cost estimates the project is estimated to cost approximately $6.4 million, of which $4.6 million has been incurred through April 30, 1999. The Company does not believe that such costs will have a material adverse impact on the Company's financial condition.

The risks associated with such a project are significant. To mitigate such risks, the Company has purchased state of the art software and has hired a nationally known information technology consulting group to assist in the implementation of the software. Additionally, the Company has assigned internal resources to assist in the implementation.

With an expected completion date for the project in July 1999, the Company believes that it has ample time to accommodate for any time delays that might occur. In the unlikely event that the new software is not operational in time for the year 2000, the Company has developed a contingency plan that includes implementing certain programs for some of its more critical in-house systems and installing other software that will temporarily fix other systems.

Forward-Looking Statements

This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

   Age Discrimination Claim

   William Wilson filed an age discrimination claim against the Company on February 21, 1995 in the United States District Court for the Northern district of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination in Employment Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson approximately $470,000 plus the appellate attorney fees and post judgment interest. The Company appealed the judgment. The appellate court heard oral arguments in February 1998 and affirmed the trial court's judgment in May 1999. The trial court approved the plaintiff's request for an award of $24,838.94 in appellate attorney's fees and expenses. This amount was added to the judgment. The parties are currently litigating tax withholding issues related to payment of the judgment. The Company has accrued for the amounts awarded to Mr. Wilson.

   DJ-5 Litigation

   In December 1998, the Company was served with a complaint alleging that a West Virginia woman was killed when the DJ-5 she was driving rolled over. The West Virginia complaint was filed in the U.S. District Court for the Southern District of West Virginia. The complaint claimed that, during the rollover, the decedent's seat back reclined, she slid under the seat belt, and then flew out the rear door of the vehicle. The complaint further alleged that the vehicle's seat back, seat belt, and rear door hinge were defectively designed and manufactured, and that these defects caused the decedent's death. The decedent's estate sought $5,000,000 in damages.

   Like the vehicles involved in previous DJ-5 cases, the allegedly defective vehicle in the West Virginia case was not manufactured by the Company. It was manufactured by the former AM General which was owned by LTV. In the purchase agreement pursuant to which the Company purchased certain of the assets and assumed certain of the liabilities in April 1992 from a former AM General Corporation, in the Chapter 11 proceeding of that company and its parent, it was expressly provided that the Company was not acquiring any DJ-5 assets of the former company nor assuming any DJ-5 liabilities of the former company. This agreement was approved by an order of the United States Bankruptcy Court for the Southern District of New York, which authorized the sale, that being the Court which had jurisdiction over the Chapter 11 proceedings of the former company and its parent.

   On March 1, 1999 the West Virginia Federal Court on motion of the plaintiff dismissed the Company from the action without prejudice.

   Accordingly, the Company disclaims any liability on account of this matter. The plaintiff is now pursuing a claim against the manufacturer of the allegedly defective seat. The Company has not yet been named as a party in that litigation. If a claim is asserted against the Company, the Company will assert that the order of the Bankruptcy Court referred to above shields it from liability in respect to this matter.

   HMMWV Product Liability Claims

   On May 11, 1998, the family of a deceased Army Sergeant filed a claim against AM General and the company that supplies seat belts for the HMMWV. The complaint was filed in the U.S. District Court for the District of Colorado. The complaint alleges that the Sergeant's seat belt released and allowed him to be thrown from the HMMWV while it was rolling over after leaving the road and traveling into a ditch. The Sergeant was a passenger in the vehicle, and died from his injuries. The complaint claims that the seat belt was defectively designed and that proper warnings were not issued. The Company alleged the government contractor's defense as an affirmative defense and prepared a summary judgment motion seeking to resolve the claims against the Company on that basis. A settlement conference was held on February 2, 1999. It was unsuccessful. The Company's lawyers filed the Company's motion for summary judgment which is now pending a ruling by the Court. While awaiting the Court's ruling, the plaintiff initiated new settlement negotiations with the Company. If these new settlement negotiations are unsuccessful and the Company loses its motion for summary judgment, the case will proceed to trial. The Company expects to prevail in a trial on the merits; however, the outcome of any jury trial is uncertain and an adverse decision could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   Exhibit No.                               Description
-----------------        ------------------------------------------------
       27                   Financial Data Schedule

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 1999                AM GENERAL CORPORATION
                                          Registrant


                                    By  /s/ Paul J. Cafiero
                                            ------------------------------------
                                            Paul J. Cafiero
                                            Vice President and
                                               Chief Financial Officer
                                            Duly authorized officer and
                                            principal financial and accounting
                                            officer

                                 EXHIBIT INDEX


   Exhibit No.                               Description
-----------------        ------------------------------------------------
       27                   Financial Data Schedule