Form 10-Q
period 1999-07-31
AM GENERAL CORP
filed 1999-09-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIESEXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)
                      ------------------------------

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


1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding as of September 14, 1999.

                            AM GENERAL CORPORATION
                                   Form 10-Q
                          Quarter Ended July 31, 1999

PART I - FINANCIAL INFORMATION                                                                                             3

  ITEM 1.  FINANCIAL STATEMENTS                                                                                            3

    Consolidated Balance Sheets                                                                                            3

    Consolidated Statements of Operations                                                                                  4

    Consolidated Statements of Cash Flows                                                                                  5

    Notes to Consolidated Financial Statements                                                                             6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                          7

    HUMVEE/HUMMERs                                                                                                         7

    Medium Trucks                                                                                                          8

    Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")                                         8

    Three Months Ended July 31, 1999 compared to Three Months Ended July 31, 1998                                          9

    Nine Months Ended July 31, 1999 compared to Nine Months Ended July 31, 1998                                           12

    Liquidity and Capital Resources                                                                                       15

    Year 2000 Business Matters                                                                                            16

    Forward-Looking Statements                                                                                            16

PART II - OTHER INFORMATION                                                                                               17

  ITEM 1.  LEGAL PROCEEDINGS                                                                                              17

    Age Discrimination Claim                                                                                              17

    US Army Pricing Claim                                                                                                 17

    Humvee Product Liability Claims                                                                                       18

    Nevada Product Liability Case                                                                                         18

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                               19

SIGNATURES                                                                                                                20

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                       July 31,             October 31,
                                   Assets                                                1999                  1998
------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
Current assets:
      Cash                                                                            $        597                 2,687
      Accounts receivable, net                                                              62,924                74,211
      Inventories                                                                           77,663                71,613
      Prepaid expenses                                                                       1,567                 1,170
      Deferred income taxes                                                                  6,700                 6,746
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       149,451               156,427

Income taxes receivable                                                                      2,555                 1,585
Property, plant, and equipment, net                                                         42,516                41,684
Deferred income taxes                                                                       27,098                26,113
Goodwill, net                                                                               76,083                79,298
Other assets                                                                                 6,650                 9,658
------------------------------------------------------------------------------------------------------------------------
                                                                                      $    304,353               314,765
------------------------------------------------------------------------------------------------------------------------

              Liabilities and Stockholder's Deficit
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Accounts payable                                                                $     23,390                32,494
      Accrued expenses                                                                      68,357                67,869
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                   91,747               100,363

Long-term debt                                                                              84,227                82,156
Postretirement benefits other than pensions, noncurrent portion                            159,395               154,362
Other long-term liabilities                                                                  9,827                11,930
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     $    345,196               348,811
------------------------------------------------------------------------------------------------------------------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      shares; issued and outstanding 5,000 shares.                                    $      5,000                 5,000
      Common stock, $.01 par value.  Authorized, issued and
      Outstanding 900 shares.                                                                    -                     -
      Paid-in capital                                                                        1,000                 1,000
      Accumulated deficit                                                                  (46,615)              (39,818)
      Minimum pension liability                                                               (228)                 (228)
------------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                (40,843)              (34,046)

------------------------------------------------------------------------------------------------------------------------
                                                                                      $    304,353               314,765
------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                     Nine Months Ended
                                                                       July 31,                              July 31,
                                                              ------------------------------     -------------------------------
                                                                1999               1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $   72,124            92,053          263,019            275,347
--------------------------------------------------------------------------------------------------------------------------------

Cost and expenses:
      Cost of sales                                                 67,797            82,166          233,631            251,462
      Depreciation and amortization                                  2,733             2,746            8,364              8,444
      Selling, general, and administrative expenses                  7,017             6,745           21,903             19,990
      Restructuring/plant closing                                        -                 -             (401)                 -
--------------------------------------------------------------------------------------------------------------------------------

Earnings/(loss)  before interest and income taxes                   (5,423)              396             (478)            (4,549)
Interest income                                                         53                87              306                228
Interest expense                                                    (2,675)           (3,256)          (8,399)            (9,976)
--------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                            (8,045)           (2,773)          (8,571)           (14,297)

Income tax benefit                                                   2,533               561            1,773              3,794
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                        $   (5,512)           (2,212)          (6,798)           (10,503)
--------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated finiancial Statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

===========================================================================================================================
                                                                                                Nine Months Ended
                                                                                                     July 31,
                                                                                      -------------------------------------
                                                                                             1999               1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                   $            (6,798)         (10,503)
      Adjustments to reconcile net loss to
         Net cash provided by operating activities:
             Restructuring payments                                                             (999)          (2,121)
             Depreciation and amortization of plant and equipment                              4,366            4,446
             Other amortization                                                                4,756            4,780
             Increase (decrease) in inventory reserve                                            (93)             690
             Deferred income taxes                                                              (938)            (909)
             Noncash other postretirement cost                                                 5,033            3,751
             (Gain)/loss on sale of equipment                                                     23              (10)
             Change in assets and liabilities:
                     Accounts receivable                                                      11,287           (2,207)
                     Inventories                                                              (5,952)             427
                     Prepaid expenses                                                           (397)             285
                     Other assets                                                              1,510              175
                     Accounts payable                                                         (9,104)          (5,059)
                     Accrued expenses                                                          1,466            5,920
                     Income taxes                                                               (931)          (3,333)
                     Other liabilities                                                        (2,122)          (2,356)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                            1,107           (6,024)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                              8            1,145
      Capital expenditures                                                                    (5,234)          (2,734)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (5,226)          (1,589)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) under line-of-credit agreement                               2,029            8,052
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                            2,029            8,052
---------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                            (2,090)             439
Cash and cash equivalents at beginning of period                                               2,687            1,190
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $               597            1,629
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash items
      Interest paid                                                              $            10,063           11,592
      Taxes paid                                                                                  96              448
--------------------------------------------------------------------------------------------------------------------- ------

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


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998.


Note 2.  Inventories


         Inventories consisted of the following:


                                                         July 31,                  October 31,
                                                          1999                        1998
                                                        (Unaudited)
Finished goods                                    $           38,951                     29,982
Service parts                                                 19,601                     16,946
Extended Service Program
    Production costs of goods currently
    in process                                                     -                      4,095
Raw materials, supplies and work in progress                  26,287                     27,859
                                                  ------------------          -----------------
                                                              84,839                     78,882
Less allowance for inventory obsolescence                     (7,176)                    (7,269)
                                                  ------------------          -----------------
Total                                             $           77,663                     71,613
                                                  ==================          =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the HUMVEE/HUMMER. The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. From 1994 through April 1999, the Company sold remanufactured 2-1/2-ton medium tactical vehicles under the Army's Extended Service Program ("ESP").

On June 11, 1999 the Company and GM Powertrain, a division of General Motors Corporation, announced that the Company acquired GM Powertrain's 6.5 liter diesel engine business. Under terms of the agreement, the Company will begin production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine next year. GM Powertrain will provide assistance to AM General in getting this project started and the assembly process validated. The Company anticipates beginning low-rate production in April 2000 and full production later that same year.

The Company uses the GM Powertrain 6.5 liter diesel in both its Military HUMVEE and Commercial HUMMER vehicles. General Motors' applications include some vans, pickups and medium duty trucks. The agreement provides that AM General will continue to supply service engines to GM's internal parts distributor, Service Parts Operation (SPO), for a period of ten years. In addition, AM General will build engines for its own requirements as well as those of other customers that use the engine.

The Company announced in August that it selected Franklin, Ohio as the site for the new engine business. A developer commenced construction of the new facility and the Company anticipates that it will soon enter into a multiyear operating lease with respect to this facility.

On June 28, 1999 the Company and General Motors signed a non-binding memorandum of understanding to explore future product, marketing and distribution opportunities. With a final agreement GM will acquire the exclusive global ownership of the HUMMER brand name world-wide, as well as assume responsibility for marketing and distributing the HUMMER vehicles to retail and commercial customers beginning in fiscal year 2000.

HUMVEE/HUMMERs

US Military

The Company began producing the latest generation of Military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract with the United States Army Tank - Automotive and Armaments Command ("TACOM") for the A2 Series HUMVEEs known as the X001 Contract. This contract provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through July 31, 1999, a total of 12,358 vehicles have been ordered on the X001 Contract. The FY99 Defense Bill contains the necessary funding for the expected 1999 production. With respect to FY00 funding, the Company anticipates that with the passage of the 2000 Defense Bill, the funding for HUMVEEs in FY00 will exceed that of FY99.

Commercial

In response to higher demand for new model year HUMMERs from its dealer network, the Company increased the production of Commercial HUMMERs in February 1999 from 4 to 5.5 vehicles per day resulting in a new production rate of 18 HUMVEE/HUMMER vehicles per day.

In May 1999, the Company and General Motors Acceptance Corporation ("GMAC") concluded negotiations under which GMAC will offer to existing HUMMER dealers its Smartlease program for new 1999 model year HUMMERs. Under this arrangement, GMAC will accept lease contracts for HUMMERs through its local GMAC offices. The Company will have no financial obligations with respect to residual risk in connection with this program.

Medium Trucks

FMTV

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the DoD to build three prototype vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program for the US Army. A competitor was awarded a similar contract. On July 13, 1999 the Company delivered ahead of schedule two new 5.0-ton vehicles and one new 2.5-ton vehicle for testing purposes. Two of the three vehicles have completed all government required testing. Upon successful testing of the vehicles, the Company will be asked to submit a production bid for approximately 500 to 1,000 vehicles to be built over three years. A contract award is expected in mid-year 2000. If successful in winning this low-rate production contract, the Company will be asked to compete with the current FMTV contract manufacturer for a share of the following FMTV multiyear contract.

Spare Parts Logistics Operation ("SPLO") and Systems Technical Support ("STS")

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company. Its STS operation performs engineering services related to the Company's military trucks and certain other military vehicles.

Three Months Ended July 31, 1999 compared to Three Months Ended July 31, 1998

                    AM GENERAL CORPORATION AND SUBSIDIARIES
          Table of Net Sales and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                                     Three months ended
                                                           July 31,                           %
                                                ------------------------
                                                    1999           1998        Change       Change
                                                    ----           ----        ------       ------
Net Sales
HUMVEE/HUMMERs
 US Military                                      $  30.1          37.9         (7.8)        (20.6%)
 International (1)                                     .8           2.3         (1.5)        (65.2%)
 Commercial                                          24.9          15.8          9.1          57.6%
                                                ------------------------------------

Total HUMVEE/HUMMERs                                 55.8          56.0         (0.2)         (0.4%)

ESP                                                     -          19.5        (19.5)       (100.0%)
SPLO                                                 11.4          12.9         (1.5)        (11.6%)
STS/Other                                             4.9           3.6          1.3          36.1%
                                                ------------------------------------

Total Net Sales                                   $  72.1          92.0        (19.9)        (21.6%)


HUMVEE/HUMMER Unit Sales
 US Military                                          508           602          (94)        (15.6%)
 International (1)                                     10            34          (24)        (70.6%)
 Commercial                                           350           239          111          46.4%
                                                ------------------------------------

Total HUMVEE/HUMMERs                                  868           875           (7)         (0.1%)

HUMVEE/HUMMER Average Unit Selling Prices
 US Military                                      $59,252        62,957       (3,705)         (5.9%)
 International (1)                                 80,000        67,647       12,353          18.3%
 Commercial                                        71,143        66,109        5,034           7.6%
Total HUMVEE/HUMMERs                              $64,286        64,000          286            .4%

(1) Includes FMS and direct international sales

Net Sales

Net sales were $72.1 million for the third quarter of 1999, a decrease of $19.9 million or 21.6% from net sales of $592.0 million for the third quarter of 1998. The decrease in net sales was primarily due to the end of the ESP program and lower US Military HUMVEE, SPLO and International sales, partially offset by higher Commercial HUMMER and STS Engineering sales. The Company remained unable to obtain a firm order for 231 units produced in 1997 included in its finished goods inventory. The Company continues to pursue an order with the FMS customer for whom the units were built. The FMS customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. Management believes these negotiations will conclude by December 1999 and the units will be sold in fiscal 2000.

The decrease in ESP sales is due to the completion of the 2- 1/2 ton contract with TACOM which ended in the second quarter of fiscal year 1999. The decrease in US Military HUMVEE sales is due to the manufacture of 164 vehicles in the third quarter of 1999 which were not on contract with the US Government (the "Build Ahead Vehicles"). These vehicles were subsequently put on contract and sold in August 1999. The increase in Commercial HUMMER sales is primarily due to higher demand.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMER's during the third quarter of 1999 increased by .4% from the third quarter of 1998. The average unit selling price of US Military HUMVEE's decreased by 5.9% from the third quarter of 1998, primarily due to a higher proportion of more expensive models in the third quarter of 1998, partially offset by an annual inflation factor included in the X001 contract with TACOM. The average unit selling price of International HUMVEE's increased by 18.3%, primarily due to increased option requirements and a higher concentration of more expensive models. Commercial HUMMER average unit selling prices increased by 7.6%, primarily due to a general price increase on model year 1999 units and a higher concentration of more expensive units.

Gross Profit

Gross profit was $4.3 million for the third quarter of 1999, a decrease of $5.6 million or 56.7% from gross profit of $9.9 million for the third quarter of 1998. The Company's gross profit margin decreased from 10.7% in the third quarter of 1998 to 6.0% in the third quarter of 1999.

The change in gross profit is primarily due to the completion of the ESP 2 1/2 ton contract with the US Government in April 1999, lower US Government HUMVEE unit sales due to the Build Ahead Vehicles and lower SPLO sales and margin percentages. This was partially offset by increased STS Engineering and International HUMVEE gross profit.

Depreciation and Amortization

Depreciation and amortization expense was $2.7 million for the third quarter of 1999, which was consistent with the third quarter of 1998.

Selling, General and Administrative

Selling, general and administrative ("SG&A) expense was $7.0 million for the third quarter of 1999, an increase of $.3 million or 4.0% from SG&A expense of $6.7 million for the third quarter of 1998. The increase is primarily attributed to training associated with the implementation of an Enterprise Resource Planning system, partially offset by reduced Independent Research & Development Engineering expenses.

Earnings/(Loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for the third quarter of 1999 of $5.4 million, a decrease of $5.8 million from earnings before interest and income tax of $.4 million for the third quarter of 1998. The decrease in earnings before interest and income taxes is attributed primarily to the lower gross profit described above and slightly higher SG&A.

Interest Income and Expense

Interest expense for the third quarter of 1999 was $2.7 million, a decrease of $.6 million or 18.2% from interest expense of $3.3 million for the third quarter of 1998. Average debt outstanding during the third quarter of 1999 was $75.6 million at a weighted average interest rate of 12.8%. Average debt outstanding during the third quarter of fiscal 1998 was $98.6 million at a weighted average interest rate of 12.2%. The decrease in average debt outstanding is primarily due to the reduction in borrowings under the Company's revolving credit facility, which is primarily due to the reduction in accounts receivable. Interest income of $.1 million in the third quarter of 1999 was consistent with the third quarter of fiscal 1998.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from amortization of goodwill. The income tax benefit was $2.5 million for the third quarter of 1999, an increase of $2.0 million from the income tax benefit of $.5 million for the third quarter of 1998. The increase in the income tax benefit was due to the higher loss in the third quarter of 1999.

Net Loss
The Company recorded a net loss for the third quarter of 1999 of $5.5 million, an increase of $3.3 million from the net loss of $2.2 million in the third quarter of 1998. The increase in the net loss is primarily due to lower earnings before interest and taxes, partially offset by lower interest expense and a higher income tax benefit.

Nine Months Ended July 31, 1999 compared to Nine Months Ended July 31, 1998

                    AM GENERAL CORPORATION AND SUBSIDIARIES
          Table of Net Sales and HUMVEE/HUMMER Unit Sales Information
                    (in millions, except unit information)

                                                Nine months ended
                                                      July 31,                           %
                                          ------------------------------
                                                1999          1998        Change       Change
                                                ----          ----        ------       ------
Net Sales
HUMVEE/HUMMERs
 US Military                                  $ 107.8         114.1         (6.3)        (5.5%)
 International (1)                                4.8           4.9         (0.1)        (2.0%)
 Commercial                                      55.7          48.0          7.7         16.0%
                                          --------------------------------------

Total HUMVEE/HUMMERs                            168.3         167.0          1.3          0.8%

ESP                                              45.6          59.8        (14.2)       (23.7%)
SPLO                                             37.9          36.9          1.0          2.7%
STS/Other                                        11.2          11.6         (0.4)        (3.4%)
                                          --------------------------------------

Total Net Sales                               $ 263.0         275.3        (12.3)        (4.5%)


HUMVEE/HUMMER Unit Sales
 US Military                                    1,936         2,060         (124)        (6.0%)
 International (1)                                 51            78          (27)       (34.6%)
 Commercial                                       798           726           72          9.9%
                                          --------------------------------------

Total HUMVEE/HUMMERs                            2,785         2,864          (79)        (2.8%)

HUMVEE/HUMMER Average Unit Selling Prices
 US Military                                  $55,682        55,388          294          0.5%
 International (1)                             94,118        62,821       31,297         49.8%
 Commercial                                    69,799        66,116        3,683          5.6%
Total HUMVEE/HUMMERs                          $60,431        58,310        2,121          3.6%

(1) Includes FMS and direct international sales

Net Sales

Net sales were $263.0 million for the first nine months of 1999, a decrease of $12.3 million or 4.5% from net sales of $275.3 million for the first nine months of 1998. The decrease in net sales was primarily due to the end of the ESP program and lower US Military HUMVEE, STS Engineering and International HUMVEE sales, partially offset by higher Commercial HUMMER and SPLO sales. The Company remained unable to obtain a firm order for 231 units produced in 1997 included in its finished goods inventory. The Company continues to pursue an order with the FMS customer for whom the units were built. The FMS customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. Management believes these negotiations will conclude by December 1999 and the units will be sold in fiscal 2000.

The decrease in ESP sales is due to the completion of the 2 1/2 ton contract with TACOM which ended in the second quarter of fiscal year 1999. The increase in Commercial HUMMER sales is due to higher demand and a higher unit selling price on 1999 models. The decrease in US Military HUMVEE sales is due to the Build Ahead Vehicles. SPLO sales increased primarily due to higher Commercial HUMMER parts sales and higher US Government sales in fiscal 1999 due to higher demand.

Average HUMVEE/HUMMER Unit Selling Prices

The combined average unit selling price for all HUMVEE/HUMMER's during the first nine months of 1999 increased 3.6% from the first nine months of 1998. Under the X001 Contract prices for HUMVEE models are fixed and subject to inflation. The average unit selling price of US Military HUMVEE's increased .5% from 1998 primarily due to a negotiated price escalation, offset by selling a less expensive model mix in 1999 compared to 1998. The average unit selling price of International HUMVEE's increased by 49.8% primarily due to ambulance equipment added to units previously sold and more expensive models of FMS units sold during the first nine months of 1999. Commercial HUMMER average unit selling prices increased 5.6% primarily due to a concentration of more expensive units and a general model year 1999 price increase.

Gross Profit

Gross profit was $29.4 million for the first nine months of 1999, an increase of $5.5 million or 23.0% from gross profit of $23.9 million for the first nine months of 1998. The Company's gross profit margin rose from 8.7% in the first nine months of 1998 to 11.2% in the first nine months of 1999.

The change in gross profit is primarily attributed to higher ESP gross profit, due to higher negotiated selling prices in 1999 combined with aggressive cost containment and the recording of a plant closing reserve in fiscal 1998. The increase in gross profit was partially offset by lower Military HUMVEE gross profit due to the Build Ahead Vehicles and lower Commercial HUMMER and SPLO gross profit.

Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the first nine months of 1999, which is consistent with the first nine months of 1998.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $21.9 million for the first nine months of 1999, an increase of $1.9 million or 9.6% from SG&A expense of $20.0 million for the first nine months of 1998. The increase is primarily attributed to non-recurring engineering costs, increased bid and proposal costs in connection with potential STS Engineering contracts and higher training costs in connection with the implementation of a new Enterprise Resource Planning system.

Loss before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for the first nine months of 1999 of $.5 million, a decrease of $4.1 million from a loss before interest and income taxes of $4.6 million for the first nine months of 1998. The decrease in loss before interest and income taxes is attributed primarily to the higher gross profit described above, partially offset by higher SG&A expenses.

Interest Income and Expense

Interest expense for the first nine months of 1999 was $8.4 million, a decrease of $1.6 million or 15.8% from interest expense of $10.0 million for the first nine months of 1998. Average debt outstanding during the first nine months of fiscal year 1999 was $75.6 million at a weighted average interest rate of 12.8%. Average debt outstanding during the first nine months of fiscal 1998 was $99.5 million at a weighted average interest rate of 12.2%. The decrease in average debt outstanding is primarily due to the reduction in borrowings under the Company's revolving credit facility, which is primarily due to reduction in accounts receivable and decreased loss before interest and income taxes. Interest income increased from $.2 million during the first nine months of 1998 to $.3 million during the first nine months of 1999 primarily due to paying off the revolving credit facility and investing excess cash in short term investments.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $1.8 million for the first nine months of 1999, a reduction of $2.0 million from an income tax benefit of $3.8 million for the first nine months of 1998. The reduction in the income tax benefit was due to the reduction of the loss before income tax in fiscal year 1999 compared to fiscal year 1998.

Net Loss

As discussed above, the reduction in the net loss was primarily due to a lower loss before interest and income taxes in the first nine months of 1999, compared to the first nine months of fiscal 1998 and lower interest expense in 1999. This was partially offset by a lower income tax benefit for the first nine months of 1999 compared to the first nine months of 1998.

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

Cash generated by operating activities was $1.1 million for the nine months ended July 31, 1999 compared to cash used by operating activities of $6.0 million for the nine months ended July 31, 1998. The primary sources of cash flow during the first nine months of 1999 were reductions in accounts receivable and other assets, an increase in accrued expenses and non-cash charges to earnings before interest and income taxes including depreciation, amortization and non-cash postretirement expenses. Cash flow provided from operating activities was partially offset by increased inventories, a reduction in accounts payable and other liabilities, as well as funding the Company's net loss.

Accounts receivable levels at July 31, 1999 were $11.3 million lower than levels at the end of fiscal 1998 primarily due to higher than normal vehicle sales in the latter part of fiscal 1998 partially offset by higher unbilled receivables at July 31, 1999 in connection with US Government directed modifications of A2 series HUMVEEs and higher STS receivables.

Inventory levels at July 31, 1999 were higher than levels at the end of the prior fiscal year primarily due to unsold units in connection with the Build Ahead Vehicles. The increase in inventory was partially offset by lower in-process inventory. Included in the finished goods inventory at October 31, 1998 and at July 31, 1999 are 231 HUMVEEs that were built for an FMS customer in the fourth quarter of fiscal 1997. Contract negotiations are continuing with the customer with the eventual sale of the units expected to occur during fiscal 2000.

During the first nine months of 1999, the Company spent $5.2 million on capital expenditures primarily on the implementation of a new Enterprise Resource Planning system, tooling for vehicle production, and machinery and equipment, as compared to $2.7 million during the first nine months of 1998. Additional expenditures for the system and other capital expenditures are expected to amount to $3.9 million for the remainder of fiscal 1999. Additionally, in connection with the Company's announcement of the 6.5 liter diesel engine project, the Company expects to incur approximately $7.0 million of capital expenditures, of which $0.7 will be incurred in fiscal 1999. The Company anticipates that operating cash flow and availability under the revolving credit facility will be adequate to fund future capital expenditures.

Under the Mandatory Purchase Offer provision of the Indenture for the 12.875% Senior Notes (the "Notes") dated as of April 27, 1995 (the "Indenture") the Company is required to calculate Excess Cash Flow for each twelve month period beginning May 1 and ending April 30. The Company calculated $6.5 million of Excess Cash Flow for the twelve-month period ending April 30, 1999. In compliance with the provision of the Indenture, on June 14, 1999 the Company advised the Trustee that it would offer to purchase $6.5 million of the Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest. On August 27, 1999 the Company funded such purchase with proceeds from its revolving credit facility.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of July 31, 1999, the Company had borrowings of $9.9 million outstanding and approximately $23.0 million of excess availability under the revolving credit facility. At September 10, 1999, the balance of the revolving credit facility was $ 25.1 and the excess availability was $8.9. The increase in the revolving credit facility and the decrease in availability are primarily due to the $6.5 million Senior Note purchase as discussed above and an increase in working capital requirements in connection with the Build Ahead Vehicles.

The ability of the Company to meet its debt service requirements and to comply with debt covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to national and international financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Year 2000 Business Matters

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In September 1997, the Company formed an internal committee to perform a comprehensive review of its computer systems, the purpose of which was to identify the systems that could be affected by the "Year 2000" issue. The committee evaluated three alternatives including fixing the defective code internally, outsourcing the project to a third party or purchasing new software. Factors affecting the committee's decision included the cost benefit analysis of fixing the code versus replacing the software with newer and more effective technology. Upon completion of its review, the committee recommended that the Company purchase and implement new software.

In June 1998, the committee reached a consensus on its choice of software and the implementation consultant and management approved its recommendation. The committee began the implementation process in July 1998. At October 31, 1998 the project was completed with respect to design and at January 21, 1999 the project was in the configuration stage. Testing of the critical business systems began in April 1999 and implementation of the compliant systems was completed on September 7, 1999.

Based on recent cost estimates the project is estimated to cost approximately $7.6 million, of which $5.3 million has been incurred through July 31, 1999. The Company does not believe that such costs will have a material adverse impact on the Company's financial condition.

Should the new software prove to be inoperable in time for the year 2000, the Company will activate its contingency plans which includes implementing certain programs for some of its more critical in-house systems and installing other software that will temporarily fix other systems.

In the spring of 1999, the Company contacted all of its vendors with regard to their preparation for the year 2000. As of September 14, 1999 the Company has not been notified of any impending problems in connection with the year 2000 problem

Forward-Looking Statements

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Age Discrimination Claim

William Wilson filed an age discrimination claim against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination. A jury verdict against the Company was entered on the issue as to discrimination under the Age Discrimination in Employment Act, but in favor of the Company on the issue of willfulness. The jury awarded Mr. Wilson approximately $470,000 plus the appellate attorney fees and post judgment interest. The appellate affirmed the trial court's judgment in May 1999. The trial court approved the plaintiff's request for an award of $24,839 in appellate attorney's fees and expenses. This amount was added to the judgment. The parties are currently litigating tax withholding issues related to payment of the judgment. The Company paid the amounts awarded to Mr. Wilson in the third quarter of 1999.

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

On December 18, 1995, the Company filed a motion for summary judgment with respect to the claim. The Company's motion raised only one of the Company's affirmative defenses to the Government's claim. If successful, this affirmative defense would have completely offset the Government's claim and would have resolved the case without need for further proceedings. The Government responded by filing its own summary judgment motion, arguing that, given the factual circumstances, the relevant case law precludes the Company from pursuing this particular affirmative defense.

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

The case is currently set for trial in October 1999. The parties are currently engaged in promising settlement discussions. If settlement discussions are unsuccessful, the Company believes that it will prevail in the litigation. However, there can be no assurance as to the outcome of such litigation, and an adverse decision on the claim could have a material adverse effect on the Company's financial condition.

Humvee Product Liability Claims

On May 11, 1998, the family of a deceased Army Sergeant filed a claim against AM General and the company that supplies seat belts for the Humvee in the U.S. District Court for the District of Colorado. The complaint alleges that the Sergeant's seat belt released and allowed him to be thrown from the Humvee while it was rolling over after leaving the road and traveling into a ditch. The Sergeant was a passenger in the vehicle, and died from his injuries. The complaint claims that the seat belt was defectively designed and that proper warnings were not issued. The Company alleged the government contractor's defense as an affirmative defense and prepared a summary judgment motion seeking to resolve the claims against the Company on that basis. A settlement conference was held on February 2, 1999. It was unsuccessful. The Company filed the motion for summary judgment on March 17, 1999 which is now pending a ruling by the Court. While awaiting the Court's ruling, the plaintiff initiated new settlement negotiations with the Company which resulted in a settlement. The settlement agreement and appropriate papers to dismiss the Company from the lawsuit are now being prepared. The settlement amount will be covered by the Company's liability insurer.

Nevada Product Liability Case

The Company is also defending a product liability case based on an accident involving an M35 Truck (a two-and-a-half ton military truck). The complaint was filed in October 1995 in Clark County, Nevada. It alleges that the truck's brakes were defective, failed, and caused an accident resulting in severe injuries to an Air Force Sergeant. The Company filed a motion for summary judgment based on the Government Contractor's defense, but the trial judge denied the motion. The case is currently scheduled for trial in November 1999. The Company expects to prevail at trial. However, the outcome of any jury trial is uncertain and, given the severity of the plaintiff's injuries, an adverse decision could have a material adverse effect on the Company's financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit No.                                     Description
 ------------------  --------------------------------------------------------
        27             Financial Data Schedule


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 1999                AM GENERAL CORPORATION
                                         Registrant


                                  By /s/ Paul J. Cafiero
                                     ----------------------------------
                                         Paul J. Cafiero
                                         Vice President and
                                           Chief Financial Officer
                                         Duly authorized officer and
                                         principal financial and accounting
                                         officer

                                 EXHIBIT INDEX


    Exhibit No.                                Description
  -----------------     ---------------------------------------------------
        27              Financial Data Schedule