Form 10-K405
period 1999-10-31
AM GENERAL CORP
filed 2000-02-01
CIK 946642

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ______________


                                   FORM 10-K



 (Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended October 31, 1999
                                       OR
 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______ to ______

                       Commission file Number: 33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)

                             ______________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                               -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant is $0. Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of January 31, 2000.

     Documents Incorporated by reference:     None.

________________________________________________________________________________

TABLE OF CONTENTS
--------------------------------------------------------------------------------

 PART I                                                                                               3
 Item 1.  Business                                                                                    3
 Item 2.  Properties                                                                                 11
 Item 3.  Legal Proceedings                                                                          12
 Item 4.  Submission of Matters to a Vote of Security Holders                                        12

PART II                                                                                              13
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.                     13
 Item 6.  Selected Financial Data.                                                                   14
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.     15
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk                                 25
 Item 8.  Financial Statements and Supplementary Data                                                26
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.      53

PART III                                                                                             54
 Item 10. Directors and Executive Officers of the Registrant.                                        54
 Item 11. Executive Compensation.                                                                    55
 Item 12. Security Ownership of Certain Beneficial Owners and Management.                            59
 Item 13. Certain Relationships and Related Transactions.                                            59

PART IV                                                                                              61
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           61

SIGNATURES                                                                                           65

PART I

Item 1.  Business

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc. (collectively, the "Company" or "AM General"), is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or"HUMVEE "(R)), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER (R) ("HUMMER" or "Current Vehicle"). From the introduction of the HUMMER/HUMVEE in 1984 and through October 31, 1999, the Company has delivered 128,480 HUMVEEs in a variety of configurations to the DoD for use by the US Armed Forces, 22,387 HUMVEEs to the military services of 40 foreign countries, and 7,466 HUMMERs. In fiscal 1999, the Company sold 3,827 HUMMER/HUMVEEs. From 1994 through April 1999, the Company also sold remanufactured 2 1/2-ton medium tactical vehicles under the Army's Extended Service Program ("ESP"). In addition to HUMMER/HUMVEEs, the Company also markets both technical support services and spare parts.

The Company classifies its operations into five business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS")/Other, and (v) Engines. Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein, in which the Company's net sales and gross profit are summarized by business lines.

The Company closed its Extended Service Program ("ESP") facility in May 1999 upon completion of the ESP program.

The 6.5 liter diesel engine produced by General Motors Corporation ("GM") is the only engine currently available for production of both the HUMMER and HUMVEE vehicles. In late 1998, GM Powertrain, a division of GM, announced its intention to discontinue all production of this engine in the year 2000. The Company was unsuccessful in acquiring an alternative engine supply, due primarily to the booming light truck market. On June 11, 1999 the Company acquired from GM Powertrain its 6.5 liter diesel engine business (the "Engine Agreement"). Under terms of the Engine Agreement, the Company will begin production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine in fiscal year 2000 and GM Powertrain will provide assistance to AM General in launching the plant and validating the assembly process. The Engine Agreement provides a license to produce and sell the 6.5 liter engine for a period of ten (10) years. The Company anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001 at a new, leased facility in Franklin, Ohio (See "Engine Segment").

GM currently uses this engine in some vans, pickup and medium duty trucks. The Engine Agreement provides that GM's internal parts distributor, Service Parts Operation ("SPO"), will purchase all service requirements for this engine from AM General, for a period of ten years. The Company plans to continue using the
6.5 liter engine in production of both its HUMMER and HUMVEE vehicles for many years. In addition, orders are expected from producers of specialty and delivery van companies. The Company anticipates that it will be profitable and will generate annual revenue of approximately $49.0 million, excluding inter-company sales of $26.0 million, when full production levels are achieved in fiscal 2001.

On December 21, 1999, the Company concluded a series of agreements ("the GM Transaction") with GM through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental revenues and cash flow. Pursuant to the terms of the Transaction, GM will design, engineer, certify and release a new generation vehicle (the "New Vehicle") bearing the HUMMER trademark (the "Trademark") and retain the Company to assemble New Vehicles over a seven and one half year period. As part of the GM Transaction, the Company assigned the Trademark to GM. See "The GM Transaction" hereafter in this Item 1 for more information as to the Transaction.

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco"). Renco is owned by trusts established by Mr. Ira Leon Rennert, the Chairman and sole director of the Company and Renco, for himself and members of his family. As a result of such ownership, Mr. Rennert indirectly controls the Company. See "The AM General and General Motors Agreements" for the option of GM, on certain conditions, to acquire up to 40.0% of the stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation.

The Company was incorporated in Delaware in 1991, and its executive offices are located at 105 North Niles Avenue, South Bend, Indiana 46617, telephone number:
(219) 284-2907.

Business Lines

     HUMMER/HUMVEE Segment

          HUMVEE
Since its introduction in 1984, the HUMVEE has been sold to US and foreign militaries pursuant to contracts having firm fixed prices. The Company therefore assumes full risk of producing and delivering the specified number of vehicles for a fixed price.

The HUMVEE has been upgraded since its introduction with improved components and added features. In 1995, the Company began production of an A2 Series HUMVEE under the X001 contract with the DoD. The X001 contract expires on October 31, 2001 and therefore the Company will begin negotiating a follow on contract in early 2000. See MD&A.

Domestic Sales; Government Contracts.
------------------------------------

In 1997, the US Army formed an Integrated Process Team ("IPT") to determine a cost effective plan that a) manages the current Light Tactical Vehicle ("LTV") fleet and defines annual procurement requirements, b) explores recapitalization opportunities as the fleet ages, c) provides for technology insertion on future production vehicles, and d) establishes the performance requirements (i.e. mission profile) for future LTVs.

As a result of the IPT, the US Army published its approved, long-term acquisition plan for the LTV fleet in January 1999, which includes the following: 1) the performance capability of future LTVs must be equal to or better than the current mission profile of the HUMVEE, 2) the US Armed Forces will continue to procure HUMVEEs beyond the year 2020, 3) the US Army will continue to explore the feasibility of remanufacturing older HUMVEEs for certain missions as a cost effective alternative to new vehicles - these vehicles, if approved, would be designated as A3 Series HUMVEEs, 4) the US Army will develop an upgraded version of the HUMVEE with selected technology insertions which will be known as A4 Series HUMVEEs, 5) there will be no new starts in production, 6) the current production contract with AM General will be extended to provide sufficient time to develop the A4 Series and award a production contract, and 7) there will not be a break in fielding (i.e. deliveries to users) resulting from the transition from A2 to A4 production.

The solicitation for the Phase I Prototype and Test (PAT) contract for the A3 Series HUMVEE has not been released as yet. The US Army expects to release it within the next three to six months. The company is prepared to aggressively compete for this business.

The Company and the US Army are currently negotiating an Independent Research & Development ("IR&D") contract for the development of the upgraded A4 Series HUMVEE. Negotiations are expected to be completed within the second quarter.

The US Marine Corp. decided to replace its entire fleet of approximately 17,000 HUMVEEs with new vehicles as part of the LTV Acquisition Strategy. The US Marines received permission and the necessary funding to accelerate its acquisition plan from completion by 2007 to be finished by 2005. This accelerated plan went into effect last year.

Based upon currently available information from the US Army, management expects that the US Armed Forces will procure in fiscal 2000 at least the same number of HUMVEEs that were produced and delivered in fiscal 1999 (approximately 2,500 units).

As of October 31, 1999, the Company had a total US military backlog of 252 HUMVEEs valued at $14.0 million compared to 247 HUMVEEs valued at $12.0 million at October 31, 1998. The Company is currently delivering vehicles ahead of schedule.

International Sales.
---------------------

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

The Company sells HUMVEEs in various configurations to the military services of foreign nations through the FMS program and its direct sales force and local representatives. The FMS program is part of the US Government's security assistance program, which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 1999 and October 31, 1998, there were no significant FMS and direct sales backlogs. In fiscal 1999, international HUMVEE sales accounted for approximately 8.2% of total HUMMER/HUMVEE unit sales and 9.0% of HUMMER/HUMVEE net sales revenue. Management believes that foreign military services will continue to purchase HUMVEEs because they are competitive in the market as evidenced by the fact that it is the only light TWV being purchased in quantity by the US military.

In the 2/nd/ quarter of fiscal year 2000, the Company expects to finalize negotiations with an international customer who is seeking to acquire 964 vehicles to be produced and delivered in fiscal 2000. In anticipation of this order, along with heightened demand for HUMMERs, the Company is increasing the production rate of HUMMER/HUMVEEs from the current rate of 18 units per day to 24 in late February, 2000.

In fiscal 1997, the Company manufactured 231 HUMVEEs for a foreign customer seeking to acquire HUMVEEs under the FMS program (the "FMS Customer"). Due to negotiation related difficulties in obtaining the order, these units remained in finished goods inventory at October 31, 1999 and 1998. As a result, the Company's finished goods inventory was increased beyond normal operating levels. Moreover, such delay resulted in a higher than expected level of borrowing by the Company under its revolving credit facility. The Company continues to pursue an order with the FMS Customer for whom the units were built. The FMS Customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. The order received US Congressional approval and the contract has been forwarded to the FMS Customer for execution. Management now believes these units will be sold before the end of the current fiscal year. See MD&A- Liquidity and Capital Resources.



          HUMMER

In October 1992, the Company broadened the market for the HUMVEE by developing and introducing a commercial version, the HUMMER. The Company's engineering staff has improved and adapted the HUMVEE for industrial and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. Since 1992, the Company has sold 7,466 HUMMERs through its network of approximately 89 domestic and international dealerships and distributors. As of October 31, 1999, AM General had a total backlog of 250 HUMMERs valued at $16.3 million compared to 54 valued at $3.5 million on October 31, 1998. In fiscal 1999, HUMMER sales accounted for approximately 27.8% of total HUMMER/HUMVEE unit sales and 32.3% of HUMMER/HUMVEE net sales revenue.

Off road, HUMMERs are functionally equivalent to the A2 Series military HUMVEE with modifications to comply with Federal Motor Vehicle Safety Standards ("FMVSS") for Class III (gross vehicle weight ("GVW") of 10,000 to 14,000 pounds) trucks and to satisfy commercial customer requirements relating to safety, comfort and convenience. In addition to the standard HUMMER models, HUMMERs have been configured as fire fighting and rescue vehicles, ambulances, snowplowing vehicles and to carry a variety of equipment and tools such as man-lifts and backhoes.

The Company currently manufactures five HUMMER models, which include two-passenger and four-passenger hard-tops, a four-door wagon, an open-top sport model and a newly designed slant back with suggested base retail prices ranging from $69,000 to $92,000. The Company provides customer service, spare parts and warranties to its commercial customers through its dealer network.

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

Since February 1995, the Company has issued eight recalls regarding design problems with certain mechanical features of the HUMMER. The total cost to the Company of the eight recalls is estimated to be approximately $351,063 of which $329,047 has been incurred as of October 31, 1999. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future HUMMER sales.

In fiscal 1999, the HUMMER/HUMVEE segment accounted for approximately 67.9% of net sales.

          The GM Transaction

     On December 21, 1999, the Company executed a series of agreements with GM through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental revenues and cash flow. Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release the New Vehicle bearing the Trademark and retain the Company to assemble New Vehicles over a seven and one half year period effective with the release of the New Vehicle. As part of the Transaction, the Company assigned the Trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the New Vehicle. The Company will assemble, at GM's request, New Vehicles, according to agreed-upon specifications, for a specified fixed fee (the "Assembly Fee") which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM expects to release the New Vehicle in fiscal year 2002. GM has not committed to any specific minimum annual number of New Vehicles. Reference is hereby made to the GM Agreements filed as exhibits to this report.

     The Company launched the HUMMER in 1992 and believes that the business prospects for the HUMMER are limited with respect to demand, price and profitability. The Company believes that annual sales levels of the HUMMER are not likely to grow substantially beyond levels reached in 1999 given the Company's limited resources. The Transaction presented the Company with an opportunity to generate greater revenues and cash flow from the commercial use of the Trademark by assigning the Trademark to GM and in return being contracted by GM to be the primary assembler of the New Vehicle.

     The Company believes that GM's resources and expertise in the design, marketing and distribution of automobiles and trucks should result in the sale of a significantly greater number of New Vehicles with the opportunity for substantially greater manufacturing revenues and cash flow than have been achieved by the Company in manufacturing and selling the HUMMER. The Company further believes that the Transaction presents the Company with an opportunity to improve the Company's financial results.

     The Company's existing manufacture and design rights with respect to the HUMMER and the HUMVEE will remain unchanged, except that the Company's use of the Trademark on the HUMMER will be through license ending at the conclusion of the assembly arrangement hereinafter discussed instead of ownership. GM became the exclusive provider of global marketing and distribution support services for the HUMMER effective January 3, 2000.

     The GM Transaction includes the Company's execution of an exclusive and irrevocable assignment of the Trademark in favor of GM. GM, in turn, has granted the Company a limited license that allows the Company to use the Trademark in connection with the HUMMER for the duration of the New Vehicle Assembly Agreement but not thereafter. Except for the Assembly Fee on the New Vehicle and its derivatives, the Company will not receive any other payments from GM in connection with GM's use of the Trademark.

          With respect to the assembly facility for the New Vehicle, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan (the "GM Loan"). The proceeds of the GM Loan will be used to finance (i) the engineering and construction of a new structure, (ii) the purchase of certain machinery and equipment, and (iii) all other costs (except for the cost of the time dedicated to the project by the Company's management and employees) required for the Company to become prepared to assemble the New Vehicle (collectively, the "New Facility").

          To repay the GM Loan, the Company will repay to GM a pre-agreed portion of the Assembly Fee received for assembling each New Vehicle. If New Vehicles are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the New Vehicle. Except as provided above, the Company is not required to repay the outstanding balance of the GM Loan but it may elect to do so at any time. GM will have a lien on the building and machinery and equipment purchased with the proceeds of the GM Loan to secure its repayment. In accordance with the terms of the GM Transaction, the Company is prohibited from using the New Facility for any purpose other than assembly of the New Vehicle until the GM Loan is fully repaid and the lien is satisfied.

          On an annual basis, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation.


          Medium Truck Segment

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

Despite the economic advantage offered by the Company's re-manufactured 2-1/2 ton trucks, the US Army decided not to purchase any additional units beyond those included in the base contract plus exercised options. Accordingly, on April 19, 1999 the Company ceased production under the ESP contract. As of that date, the Company had remanufactured and delivered 5,483 units to the US Army and other customers.

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the U.S. Army to build three pre-production vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program. A competitor was awarded a similar contract. On July 13, 1999 the Company delivered two new 5.0-ton vehicles and one new 2.5-ton vehicle for Government testing purposes. All three vehicles successfully completed the government required testing twenty three days ahead of schedule. However, due to Congressional direction, the FMTV Second Source Program was canceled. The Army/DOD is now developing (at Congressional direction) a new acquisition strategy/program to facilitate full and open competition for the next FMTV multi-year production contract that will be awarded to a single contractor. Phase I (Prototype & test) contract award (for up to three contractors) is projected for November 2000 with a subsequent Phase II (Production) award to a single contractor in 2002. The Company has and will continue to actively and aggressively participate in all phases of the FMTV program.


          SPLO Segment

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO sales. In fiscal 1999, SPLO accounted for approximately 14.8% of net sales.

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


          STS/Other Segment

STS is a full service engineering organization providing comprehensive technical support and engineers to TACOM, with contracts on both wheeled and tracked vehicles, including medium and heavy trucks and the HUMVEE. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support. In fiscal 1999, the STS/Other segment accounted for 4.3% of net sales.

On September 15, 1999 the Company was awarded a multi-year contract covering systems technical support for the HMMWV Family of Vehicles. The contract consists of a base year level of effort with four follow-on option years. The total potential value of this contract if all options are exercised is approximately $26.8 million.


          Engine Segment

The 6.5 liter diesel engine produced by GM is the only engine currently available for production of both the HUMMER and HUMVEE vehicles. In late 1998, GM Powertrain, a division of GM, announced its intention to discontinue all production of this engine in the year 2000. The Company was unsuccessful in acquiring an alternative engine supply, due primarily to the booming light truck market. On June 11, 1999 the Company acquired from GM Powertrain its 6.5 liter diesel engine business. Under terms of the Engine Agreement, the Company will begin production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine in fiscal year 2000 and GM Powertrain will provide assistance to AM General in launching the plant and validating the assembly process. The Engine Agreement provides a license to produce and sell the 6.5 liter engine for a period of ten (10) years. The Company anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001 at a new, leased facility in Franklin, Ohio.

GM currently uses this engine in some vans, pickup and medium duty trucks. The Engine Agreement provides that GM's internal parts distributor, SPO, will purchase all service requirements for this engine from AM General, for a period of ten years. The Company plans to continue using the 6.5 liter engine in production of both its HUMMER and HUMVEE vehicles for many years. In addition, orders are expected from producers of specialty and delivery van companies. The Company anticipates that it will be profitable and will generate annual revenue of approximately $49.0 million, excluding inter-company sales of $26.0 million, when full production levels are achieved in fiscal 2001.

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

At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army commenced modernizing its medium TWV fleet by procuring new 2-1/2-ton and 5-ton trucks. In an effort to accelerate the procurement of these vehicles, TACOM announced its intention to stage a full and open competition for the next FMTV multi-year production contract scheduled to be awarded in 2002. As discussed above, the Company intends to compete vigorously for the FMTV award.

Research and Development

The Company believes that its technical expertise and engineering resources are a competitive advantage, which has enabled the Company to successfully procure business contracts with the US government. In addition to its STS operations, which are dedicated to TACOM, the Company also maintains an independent research and development ("IR&D") department at its Livonia, Michigan facility to conduct IR&D activities.

Manufacturing Process and Raw Materials

At the Company's Mishawaka, Indiana facility, HUMMER/HUMVEE vehicles are manufactured on an automated truck-assembly production line. Major vehicle components and parts are procured from outside vendors and delivered to the Mishawaka facility. Stamped body parts are bonded, painted and treated for corrosion protection either at a body shop located within the Mishawaka facility or at outside vendors. HUMMER/HUMVEE chassis frames are assembled and joined with engine components on a chassis assembly line. The addition of all other body parts or trim (steering wheel, seats, windshields, grill, etc.) to the chassis and engine platform, as well as painting operations, are conducted on separate assembly lines within the facility. All HUMMER/HUMVEE vehicles undergo testing before delivery to the customer.

Approximately 68.8% of the Company's cost of manufacturing HUMMER/HUMVEE vehicles consists of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. Approximately 20% of the Company's total purchased materials are currently supplied by various divisions of GM. These materials include engines, transmissions and steering components. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

Competition

As the sole manufacturer of the HUMVEE for the US Armed Forces for more than fourteen years, the Company believes that it is the dominant US manufacturer in supplying light TWVs to the DoD and is one of only a few manufacturers on a worldwide basis. Management believes that the HUMVEE offers enhanced mobility and dependability at a lower cost than any of its international competitors.

The Company's HUMMER competes as a highly specialized vehicle within an established, competitive four-wheel drive vehicle marketplace. There are a number of domestic and foreign manufacturers of four-wheel drive vehicles, which have recognized models and established distribution, sales, service and warranty administration systems in place. By virtue of its design, the HUMMER offers off-highway mobility and durability far beyond the capabilities of competing trucks, which are designed primarily for on-highway use. As noted above, GM expects to release a New Vehicle under the HUMMER trademark in fiscal 2002.

As previously mentioned, the Company is in competition for the next FMTV multi-year production contract to be awarded in mid 2002. The Company anticipates a very high level of competition for this award. The Company's competitors are experienced manufacturers of tactical wheeled vehicles and contractors with TACOM.

Competition in SPLO is highly fragmented among a large number of small independent suppliers and selected original equipment manufacturers.

The market in which the Company competes for STS contracts consists of six major competitors and a growing number of smaller specialty engineering firms. The Company believes its engineering expertise, full service design and testing services, and close proximity to its primary customer (TACOM) have enabled it to remain very competitive with other engineering organizations.

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

Payment for sales to HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either voluntary or mandatory repurchase agreements. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. At October 31, 1999, the mandatory repurchase agreements covered 83 HUMMERs with a total value at dealer cost of $6.8 million.

Since export sales are priced in US dollars, the Company does not expect any material adverse impact in connection with the introduction of the Euro currency.

Employees

As of October 31, 1999, the Company had 419 salaried employees and 655 hourly employees. Of the 1,074 employees, 262 provide general administrative services including legal, finance, human resources, and other corporate functions. The Company's current labor contract for the Mishawaka HUMMER/HUMVEE and SPLO operations expires in September of 2001. All of the Company's hourly employees at these operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The Company believes that its relations with employees are satisfactory.

A new labor agreement has been negotiated for the 6.5 liter diesel engine plant in anticipation that hourly employees will be represented by the International Union of Electrical Workers ("IUE"). The Company expects employment levels will reach 85 hourly employees and 20 salaried employees by fiscal year 2002.

A new labor agreement has been negotiated in connection with the GM Transaction. The new agreement was ratified in August 1999 and will expire in September 2009. All of the hourly employees will be represented by the UAW.

Item 2.  Properties

The Company operates one manufacturing facility and five support locations which include its headquarters in South Bend, Indiana, as well as sales, warehouse, training, engineering, and other non-manufacturing operations.

The Company's principal manufacturing facility is the HUMMER/HUMVEE plant, situated on approximately 96 acres in Mishawaka, Indiana. The Company presently owns approximately 40 acres and occupies the remaining 56 acres through a lease agreement. In June 1999 the Company negotiated a new lease agreement which includes an option for the Company to purchase the property at a pre-negotiated price. In connection with the GM Transaction, the Company intends to purchase the property in fiscal 2000 on which it intends to locate the New Facility. The major tooling and materials handling equipment, assembly lines, robotics and computer controls involved in the manufacture of HUMMER/HUMVEE vehicles are located at the Mishawaka facility. The HUMMER/HUMVEE facility has a single shift capacity of between 50 and 70 units per day depending on the model configuration of orders currently being received by the Company. In response to higher demand for new model HUMMERs from its dealer network, the Company increased the production of HUMMERs in February 1999 from 4 to 5.5 vehicles per day resulting in a new production rate of 18 HUMMER/HUMVEE vehicles per day. The Company plans to further increase the line rate to 24 units per day in February 2000 to meet growing demand in the international HUMVEE market. See MD&A

The HUMMER finishing facility is also located in Mishawaka, adjacent to the HUMMER/HUMVEE plant. Mishawaka is also the site of a one-mile, asphalt-paved test track. Additionally, the Company's SPLO operations are located in Mishawaka at a separate facility.

The Company leases a facility in South Bend that was utilized for the ESP operations from 1994 through April, 1999. The current leasing arrangement allows the Company to lease the facility on a month to month basis. The Company continues to lease the facility in anticipation of being awarded future remanufacturing projects.

The Company operates a test track in South Bend located near the ESP facility. The property is owned by the Chippewa Corporation ("Chippewa"), a wholly owned subsidiary of the Company, and leased by Chippewa to the Company. Environmental testing performed on the site indicates sources of contamination which occurred prior to the Company's ownership of the property. The Company is currently providing assistance to environmental agencies in the remediation of contamination found on adjacent properties. The remediation effort is not anticipated to have a material adverse impact on the Company's financial condition. Chippewa is participating in the state of Indiana's Voluntary Remediation Program for the pre-RECRA lagoons located on Chippewa's property.

The Company leases its STS and IR&D facilities located in Livonia, Michigan, which is approximately 28 miles from TACOM's facility. In addition to providing convenience to its primary customer, TACOM, the personnel at the Livonia facility act as a liaison between the Company's management in South Bend and TACOM.

The Company announced in August that it selected Franklin, Ohio as the site for the new engine business. A developer commenced construction of the new facility which was approximately 85% complete at January 29, 2000. The Company anticipates that it will negotiate a multiyear operating lease with respect to this facility and take possession in late February.

The Company considers its facilities and equipment generally to be in good operating condition. All of the Company's facilities are leased from unrelated third parties except for the Mishawaka HUMMER finishing facility and the test track in Mishawaka which the Company owns and the South Bend test track which is leased by the Company from Chippewa.

Item 3.  Legal Proceedings

US Army Pricing Claim

The previously reported pricing claim by the US Army relating to the Company for approximately $8.0 million plus interest from January 27, 1995 was settled in October 1999 for $125,000.

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

Nevada Product Liability Case

The Company is also defending a product liability case based on an accident involving an M35 Truck (a two-and-a-half ton military truck). The Complaint was filed in October 1995 in Clark County, Nevada. It alleges that the truck's brakes were defective, failed, and caused an accident resulting in severe injuries to an Air Force Sergeant. The Company filed a motion for summary judgment based on the Government Contractor's defense. The trial judge denied the motion. The case is currently scheduled for trial in February 2000. The Company expects to prevail in this case; however, the outcome of any jury trial is uncertain and an adverse decision could have a material adverse effect on the Company.

Age Discrimination Claim

The previously reported age discrimination claim asserted by William Wilson against the Company on February 21, 1995 in the United States District Court for the Northern District of Indiana asserting that his termination in March 1994 was the result of age discrimination has been fully resolved by the payment by the Company of $494,839. The judgment has been satisfied and the case is now closed.

Defense Contract Audit Agency Claim

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information as to a $25.3 million overcharge claim made by the Defense Contract Audit Agency in July 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 17, 1999, the Company successfully concluded a solicitation for the consents of holders of the Company's 12 7/8 Senior Notes, Due 2002, (the "Notes") to an amendment to the Indenture governing such Notes. Such amendment amended, solely for purposes of consummating the GM Transaction, provisions concerning (i) limitations on indebtedness; (ii) limitations on liens; (iii) limitations on asset sales and (iv) calculation of the fixed charge coverage rate. The Company received consent with respect to $63,548 million aggregate principal amount of Notes out of the total $67,987 aggregate principal amount of Notes outstanding. The Company required the consent of 75% in aggregate principal amount of Notes outstanding in order to approve such amendment.

On December 21, 1999, Renco, as sole stockholder of the Company, executed a written consent, in lieu of meeting of stockholders, to the entry by the Company into the Transaction with GM.

On January 5, 2000, Renco, as sole stockholder of the Company, executed a written consent, in lieu of meeting of stockholders, to the re-election of Mr. Rennert as Chairman of the Board and sole director of the Corporation.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Company's common stock. As of January 31, 2000, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 1999 and 1998. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 8 of the Consolidated Financial Statements contained herein.

Item 6.  Selected Financial Data.

The following table sets forth certain summary financial and other data of the Company for each of the years in the five-year period ended October 31, 1999. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.

                                                                                        Fiscal Year Ended
                                                                                           October 31,
                                                         -------------------------------------------------------------------------
                                                            1999               1998             1997         1996       1995
                                                         -------------------------------------------------------------------------
(dollars in millions)
Statement of Operations Data
----------------------------
Net Sales                                                    $348.2            $392.8        468.2            462.4          411.7
Gross Profit (a)                                               37.4              48.5         43.2             42.9           56.0
Depreciation and Amortization                                  10.9              13.2         12.7             16.8           15.8
Selling, General and Administrative Expenses                   31.2              27.7         26.2             37.3           36.3
Special termination benefits                                      -                 -          0.1              3.2              -
Plant Closing/Restructuring                                    (2.7)              5.2          3.5                -              -
Operating Income (Loss) (b)                                    (2.0)              2.4          0.7            (14.4)           3.8
Interest Expense, Net                                          11.1              12.8         13.2             13.9           10.7
Income Tax Benefit                                             (2.9)             (2.1)        (3.0)            (8.7)          (0.4)
Income (Loss) before Extraordinary Item                       (10.2)             (8.3)        (9.5)           (19.6)          (6.5)
Extraordinary Item, net of Income Taxes of $1.75                  -                 -            -                -            3.0
                                                         -------------------------------------------------------------------------
Net Loss                                                     $(10.2)           $ (8.3)        (9.5)           (19.6)          (3.5)

Balance Sheet Data
------------------
Working Capital                                              $ 61.4            $ 56.1         55.9             87.9           98.1
Property Plant and Equipment, net                              43.9              41.7         44.9             56.5           62.8
Total Assets                                                  325.8             314.8        316.3            373.2          372.7
Total Debt (c)                                                 92.8              82.2         83.2            126.9          126.9
Stockholder's Equity (Deficit)                                (44.1)            (34.1)       (25.5)           (16.0)           3.6


(a) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).
(b) Operating Income represents earnings before interest and provision (benefit) for income taxes.
(c) Total Debt includes the revolving credit facility and the 12 7/8% Senior Notes due 2002 issued in 1995 (the "Refinancing").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

AM General is the largest supplier of light TWV's for the DoD. The Company is the original designer and sole manufacturer of the HUMMER/HUMVEE. The Company also sells HUMVEEs to foreign military services through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. From 1994 through April 19, 1999 the Company sold remanufactured 2 1/2 ton medium tactical vehicles under the Army's ESP program.

In June, 1999 the Company acquired from GM Powertrain, a division of GM, GM Powertrain's 6.5 liter diesel engine business. Under terms of the agreement, the Company will begin production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine in fiscal year 2000. GM Powertrain will provide assistance to AM General in getting this project started and the assembly process validated. The Company anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of fiscal 1999. In accordance with this standard, the Company is providing management discussion on net sales, unit sales and gross margin for the business segments identified below. Prior year financial information has been restated to provide discussion on comparative data. Management discussion relevant to other financial data will be presented on a consolidated basis only.

HUMMER/HUMVEE Segment

The Company began producing the latest generation of HUMVEEs, the A2 Series, under a letter contract in August 1995. On December 23, 1995, the Company entered into a new multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provides a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the following five years. Through December 1999, a total of 14,382 vehicles have been ordered on the X001 Contract. The F/Y 2000 Defense Bill currently contains the necessary funding for the expected 2000 production. In response to the F/Y 2000 Budget and higher international military demand, the Company is increasing vehicle production of military vehicles from the current rate of 12.5 vehicles per day to 18 in February 2000. Beginning at the same time the Commercial vehicle line rate will be increased to 6 vehicles per day (from the 5.5 rate established in February 1999) resulting in a new total production rate of 24 HUMMER/HUMVEE vehicles per day.

In May, 1999 the Company and General Motors Acceptance Corporation (GMAC) concluded negotiations under which GMAC will offer to existing HUMMER dealers its Smartlease program for new 1999 and 2000 model year HUMMERs. Under this agreement, GMAC will accept lease contracts for HUMMERs through its local GMAC offices. The Company will have no financial obligations with respect to residual risk in connection with this program.

See Item 1. Business - The GM Transaction for information as to agreements concluded in December 1999 pursuant to which the Company has transferred the Trademark to GM which will design and market a new generation of HUMMER vehicle which, for a seven and one half year period effective with the release of the New Vehicle anticipated to be in early to mid 2002, will be assembled for GM by the Company.

Medium Truck Segment

In September 1993, the Company was awarded the ESP Contract, the first multi-year contract to teardown and remanufacture aging 2-1/2-ton military trucks under the ESP program. Despite the economic advantages offered by this program, the US Army decided not to purchase any additional units beyond those included in the original contract. On April 19, 1999 the Company ceased production under the ESP contract. As of that date, the Company had remanufactured and delivered 5,483 units to the DoD.

In an effort to accelerate the procurement of new 2-1/2 and 5-ton vehicles, TACOM announced that it is developing a new acquisition program to facilitate full and open competition for the next FMTV multi-year production contract. The Company intends to compete vigorously for the new FMTV contract.

SPLO Segment

The Company's SPLO operation sells after-market parts and support services for vehicles manufactured by the Company and for non-AM General manufactured vehicles. In addition, the Company provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

STS/Other Segment

The Company's STS operation performs engineering services related to the Company's military trucks and certain other military vehicles. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

Engine Segment

On June 11, 1999 the Company acquired from GM Powertrain, a division of General Motors Corporation, GM Powertrain's 6.5 liter diesel engine business. Under terms of the agreement, the Company will begin production of the 6.5 liter diesel engine as GM Powertrain's plant in Moraine, Ohio phases out production of that engine in fiscal year 2000. GM Powertrain will provide assistance to AM General in getting this project started and the assembly process validated. The Company anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001.

Results of Operations

Twelve Months Ended October 31, 1999 ("fiscal 1999") Compared with Twelve Months Ended October 31, 1998 ("fiscal 1998")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                    (in millions, except unit information)


                                                      Fiscal Year Ended
                                                         October 31,                       %
                                                     -------------------
                                                         1999       1998      Change     Change
                                                     -------------------     --------  ---------
Net Sales
---------
   HUMMER/HUMVEEs                                    $  236.3    $  244.7     $   (8.4)       (3.4)%
   Medium  Trucks                                        45.6        85.0        (39.4)      (46.4)%
   SPLO                                                  51.4        50.7          0.7         1.4 %
   STS/Other                                             14.9        12.4          2.5        20.2 %
                                                      -------    --------     --------       ------
      Total Net Sales                                $  348.2    $  392.8     $  (44.6)      (11.4)%

HUMMER/HUMVEE Unit Sales                                3,827       4,145         (318)       (7.7)%
------------------------

HUMMER/HUMVEE Average Unit Selling Prices            $ 61,745    $ 59,036     $  2,709         4.6 %
-----------------------------------------

Consolidated net sales decreased $44.6 million, or 11.4% to $348.2 million in fiscal 1999 compared to fiscal 1998. The decrease in net sales was due primarily to lower HUMMER/HUMVEE and ESP sales partially offset by higher SPLO and STS/Other sales. Further, the Company remained unable to obtain a firm order for 231 units manufactured in fiscal 1997 and included in its finished goods inventory. Had this inventory been sold in fiscal 1999, the shortfall in sales would not have been as significant. The Company continues to pursue an order with the FMS Customer for whom the units were built. The FMS Customer has indicated its intention to purchase the units by formally requesting from the US Government an offer to begin negotiations. The order received US Congressional approval and the contract has been forwarded to the FMS Customer for execution. Management now believes these units will be sold before the end of the current fiscal year.

HUMMER/HUMVEE segment net sales decreased $8.4 million, or 3.4% to $236.3 million in fiscal 1999 compared to fiscal 1998. The decrease in net sales is primarily due to lower HUMVEE requirements by the US Armed Forces and continued softness in the international markets, partially offset by increased demand for HUMMERs. Higher selling prices on all HUMMER/HUMVEE models further reduced the unfavorable impact caused by fewer unit sales. Additionally, 1998 unit sales exceeded 1999 levels primarily due to sales of vehicles produced in fiscal 1997 and sold in fiscal 1998. The 1999 average unit selling prices for HUMMER/HUMVEE vehicles increased 4.6% over fiscal 1998 levels. This increase is attributable to a negotiated price escalation on US Military HUMVEEs, the installation of ambulance equipment on International HUMVEEs previously sold, and selling a higher concentration of more expensive HUMMER models.

Medium Truck segment net sales decreased $39.4 million, or 46.4% to $45.6 million in fiscal 1999 compared to fiscal 1998. The decrease in sales is the result of the completion of the ESP program.

SPLO segment net sales increased $0.7, or 1.4% to $51.4 million in fiscal 1999 compared to fiscal 1998. The increase in net sales is primarily attributable to the corresponding increase in the number of HUMMER/HUMVEEs in service. The Company believes that increasing demand for HUMMER/HUMVEE vehicles will create strong growth in SPLO spare parts sales and training programs.

STS/Other segment net sales increased $2.5 million, or 20.2% to $14.9 million in fiscal 1999 compared to fiscal 1998. The increase in net sales is primarily attributable to Phase I contract revenues received in connection with the FMTV Second Source Program. As previously mentioned, this program was cancelled in fiscal year 1999.

Analysis of Consolidated Gross Profit
-------------------------------------

                                 (in millions, except unit information)

                                                                                                        %
                                             1999        %           1998        %        Change      Change
                                          -------------------    --------------------    --------     -------
Gross Profit
------------
   HUMMER/HUMVEEs                            $22.7       9.6%       $28.4       11.6 %    $ (5.7)      (20.0)%
   Medium  Truck                               7.8      17.1         19.5       23.0       (11.7)      (60.0)
   SPLO                                        6.0      11.6          6.5       12.8        (0.5)       (7.7)
   STS/Other                                   1.6      10.7         (5.9)     (47.6)        7.5       127.1
   Engines                                     (.7)        -            -          -         (.7)          -
                                          ------------------     -------------------     -------       -----
      Total Gross Profit                     $37.4      10.7        $48.5       12.3      $(11.1)      (22.9)

Consolidated gross profit decreased $11.1 million, or 22.9% to $37.4 million in fiscal 1999 compared to fiscal 1998. The Company's consolidated gross profit margin for fiscal year 1999 was 10.7% compared to 12.3% in fiscal year 1998. Fiscal 1999 results include six months of the Medium Truck segment due to the completion of the ESP contract with the US Army, while fiscal 1998 results include twelve months.

HUMMER/HUMVEE segment gross profit decreased $5.7 million, or 20.0% to $22.7 million in fiscal 1999 compared to fiscal 1998. The segment's gross profit margin was 9.6% in fiscal 1999 compared to 11.6% in fiscal 1998. The reduction in gross margin was primarily attributed to selling fewer HUMVEEs, higher manufacturing costs in connection with parts shortages resulting from a major supplier, and higher warranty costs.

Medium Truck segment gross profit decreased $11.7 million, or 60.0% to $7.8 million in fiscal 1999 compared to fiscal 1998. The segment's gross profit margin was 17.8% in fiscal 1999 compared to 23.0% in fiscal 1998. The reduction in gross profit is due to the completion of the ESP contract with the US Army.

SPLO segment gross profit decreased $.5 million, or 7.7% to $6.0 million in fiscal 1999 compared to fiscal 1998. The segment's gross profit margin was 11.6% in fiscal 1999 compared to 12.8% in fiscal 1998. The reduction in profit margin is directly related to an increase in the volume of less profitable HUMVEE spare parts delivered during fiscal 1999. An increase in overhead expense in fiscal year 1999 compared to fiscal year 1998 also resulted in lower gross profit for fiscal year 1999.

STS/Other segment gross profit increased $7.5 million, or 127.1% to $1.6 million in fiscal 1999 compared to fiscal 1998. The segment's gross profit margins for fiscal year 1999 and 1998 were 10.7% and (47.6)%, respectively. Fiscal year 1998 gross margin was negatively impacted by increased long-term disability costs and losses associated with the Company's decision to close the Indianapolis stamping facility.

Engine segment gross profit was $(.7) million in fiscal year 1999 primarily due to start-up costs in connection with the new Franklin Ohio manufacturing facility.

Analysis and Management Discussion on non-segment information
-------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $10.9 million for fiscal 1999, a decrease of $2.3 million or 17.4% over depreciation and amortization expense of $13.2 million for fiscal 1998. The decrease is primarily attributable to the ESP plant closing. In fiscal 1998, the Company incurred a depreciation charge to write down the valuation of plant assets in connection with the ESP plant closing. Fiscal 1999 includes depreciation and tooling amortization through April 1999, the date on which operations ceased.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $31.2 million for fiscal 1999, an increase of $3.5 million or 12.6% from SG&A expense of $27.7 million for fiscal 1998. The Company incurred extensive professional fees in connection with the GM Transaction and higher HUMMER marketing costs.

Plant Closing/Restructuring Gain

The Company recorded a $5.2 million charge in fiscal 1998 in connection with plant closing costs anticipated for the ESP facility. Upon completion of the plant closing in fiscal 1999, the Company recognized a gain of approximately $2.7 million to reverse accrued severance benefits and other plant closing costs due to lower than anticipated layoffs and other savings.

Income (Loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for fiscal year 1999 of $2.0 million, a decrease of $4.4 million from income before interest and income taxes of $2.4 million in fiscal year 1998. The decrease in earnings before interest and income taxes is primarily attributable to lower gross profit, and higher SG&A expenses partially offset by lower depreciation expense.

Interest Income and Expense

Interest expense for fiscal 1999 was $11.5 million, a decrease of $1.7 million or 12.9% from interest expense of $13.2 million for fiscal 1998. Average debt outstanding for fiscal 1999 was $82.0 million at a weighted average interest rate of 12.2%. Average debt outstanding for fiscal 1998 was $99.3 million at a weighted average interest rate of 12.2%. The decrease in average debt outstanding is primarily due to lower borrowings under the Company's revolving credit facility reflecting an overall reduction in finished goods inventory levels. See "Liquidity and Capital Resources." Interest income remained essentially the same between the two years.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $2.9 million for fiscal 1999, an increase of $.7 million from an income tax benefit of $2.2 million for fiscal 1998. The increase in income tax benefit was due to the decrease of taxable income primarily attributable to increased loss before income taxes as discussed above.

Net Loss

The net loss for fiscal 1999 was $10.2 million, an increase of $1.9 million from a net loss of $8.3 million in fiscal 1998. As discussed above, the increase in net loss is primarily due to a larger loss before interest and income taxes in fiscal 1999 compared to fiscal 1998. This increase is partially offset by a lower fiscal year 1999 interest expense and a larger income tax benefit.

Twelve Months Ended October 31, 1998 ("fiscal 1998") Compared with Twelve Months Ended October 31, 1997 ("fiscal 1997")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                         (in millions, except unit information)

                                                          Fiscal Year Ended
                                                             October 31,                                            %
                                                    -------------------------------
                                                       1998                1997                Change             Change
                                                    -----------        ------------
Net Sales
HUMMER/HUMVEEs                                     $      244.7        $      303.8        $       (59.1)          (19.5)%
Medium Truck                                               85.0                77.3                  7.7            10.0
SPLO                                                       50.7                51.0                 (0.3)           (0.6)
STS/Other                                                  12.4                36.1                (23.7)          (65.7)
                                                   ------------        ------------        --------------
      Total Net Sales                              $      392.8        $      468.2        $       (75.4)          (16.1)%


HUMMER/HUMVEE Unit Sales                                  4,145               5,136                 (991)          (19.3)%

HUMMER/HUMVEE Average Unit Selling Prices          $     59,036        $     59,151        $        (115)           (0.2)%

Consolidated net sales decreased $75.4 million, or 16.1% to $392.8 million in fiscal 1999 compared to fiscal 1998. The decrease in net sales is primarily due to lower HUMMER/HUMVEE and STS/OTHER sales partially offset by higher Medium Truck sales.

HUMMER/HUMVEE segment net sales decreased $59.1 million, or 19.5% to $244.7 million in fiscal 1999 compared to fiscal 1998. Lower demand in the international and HUMMER markets contributed to the significant reduction in unit sales volumes. US Military demand remained strong, however the model mix shifted to a higher concentration of less expensive units resulting in lower overall revenues. Partially offsetting the reduction in international and commercial demand was a higher concentration of more expensive units delivered to international customers and a general price increase imposed on HUMMERs.

Medium Truck segment net sales increased $7.7 million, or 10.0% to $85.0 million in fiscal 1998 compared to fiscal 1997. This increase in primarily attributed to higher negotiated selling prices in connection with option units added and delivered at the completion of the ESP contract.

SPLO segment net sales decreased $.3 million, or 0.6% to $50.7 million in fiscal 1998 compared to fiscal 1997. The slight downturn in sales is due to lower US Government orders in fiscal year 1998.

STS/Other segment sales decreased $23.7 million, or 65.7% to $12.4 million in fiscal 1998 compared to fiscal 1997. During fiscal year 1997, the Company was aggressively competing for the Medium Tactical Vehicle Replacement ("MTVR") contract with the US Army and recorded significant Phase I contract revenues in connection with this program.

Analysis of Consolidated Gross Profit
-------------------------------------

                           (in millions, except unit information)

                                                                                                    %
                                    1998        %            1997         %          Change       Change
                               ---------------------       -------------------      --------     --------
Gross Profit
------------
   HUMMER/HUMVEEs                   $28.4      11.6%         $40.3       13.3%       $(11.9)      (29.5)%
   Medium  Truck                     19.5      23.0             .2         .3          19.3      9650.0
   SPLO                               6.5      12.8            6.0       11.8            .5         8.3
   STS/Other                         (5.9)    (47.6)          (3.3)      (9.1)         (2.6)      (78.8)
                               ---------------------       -------------------      --------     --------
      Total Gross Profit            $48.5      12.3          $43.2        9.2        $  5.3        12.3%

Consolidated gross profit increased $5.3 million, or 12.3% to $48.5 million in fiscal 1998 compared to fiscal 1997. The Company's consolidated gross profit margin was 12.3% in fiscal 1998 compared to 9.2% in fiscal 1997. The increase in gross profit is primarily attributable to better performance in the Medium Truck segment partially offset by lower gross margins in HUMMER/HUMVEE and STS/Other segments which was due to lower sales as discussed above.

HUMMER/HUMVEE segment gross profit decreased $11.9 million, or 29.5% to $28.4 million in fiscal 1998 compared to fiscal 1997. The segment's gross profit margin was 11.6% in fiscal 1998 compared to 13.3% in fiscal 1997. In response to lower demand for US Military HUMVEEs, the Company reduced the production line rate from 25 vehicles per day to 16.5 per day in fiscal year 1998. The reduction in volume resulted in unabsorbed overhead and lower gross margins. Additionally, gross margin on HUMMERs was lower due to increased sales incentives, lower volume and higher warranty costs.

Medium Truck segment gross profit increased $19.3 million, or 9,650.0% to $19.5 million in fiscal 1998 compared to fiscal 1997. The segment's gross profit was 23.0% in fiscal year 1998 compared to 0.3% in fiscal year 1997. The increase in gross profit is primarily attributable to a cumulative effect accounting adjustment to the ESP contract which the Company accounts for on the Estimate at Completion method of accounting. Under this method, the Company periodically estimates the gross profit at completion. The adjustment was the result of management efforts to control manufacturing costs.

SPLO segment gross profit increased $.5 million, or 8.3% to $6.5 million in fiscal 1998 compared to fiscal 1997. The segment's gross profit margin was 12.8% in fiscal 1998 compared to 8.3% in fiscal 1997. The increase in gross profit is attributable to selling more profitable HUMVEE parts to international military customers in 1998.

STS/Other segment gross profit decreased $2.6 million, or 78.8% to ($5.9) million in fiscal 1998 compared to fiscal 1997. The segment's gross profit margins for fiscal year 1998 and 1997 were (47.4)% and (9.1)%, respectively. Fiscal year 1998 gross margin was negatively impacted by increased long-term disability costs and losses in connection with the closing of the Indianapolis stamping facility.

Analysis and Management Discussion on non-segment information
-------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $13.2 million for fiscal 1998, an increase of $.5 million or 3.9% over depreciation and amortization expense of $12.7 million for fiscal 1997. The increase was primarily due to higher depreciation expense in connection with the write down of ESP assets in anticipation of the plant closing in April of 1999. The increase was partially offset by lower tooling amortization expense in connection with the Expanded Capacity Vehicle HUMVEE that was fully amortized in fiscal 1997 and lower depreciation expense in connection with reduced capital spending.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $27.7 million for fiscal 1998, an increase of $1.5 million or 5.7% from SG&A expense of $26.2 million for fiscal 1997. The increase was primarily due to higher engineering expense in connection with the MTVR bid.

Plant Closing/Restructuring Charges

During fiscal 1998, the Company recorded $5.2 million of charges in connection with plant closing costs anticipated for the ESP facility. Due to lack of orders for the remanufactured 2 1/2 ton, the Company ceased production at the ESP facility on April 19, 1999. The $5.2 million charge includes all known costs related to closing the facility but does not include a provision for any gain on curtailment of Other Post Employment Benefit expense in connection with the plant closure.

During fiscal 1997, the Company recorded $3.5 million of restructuring charges in connection with the reduction in the HUMMER/HUMVEE production rate, a reduction in the Company's salaried workforce and outsourcing of the component parts manufactured at the Company's Indianapolis Stamping Facility.

Operating Income

The Company had operating income of $2.4 million in fiscal 1998, an increase of $1.7 million from an operating income of $.7 million in fiscal 1997. The improvement in operating income was primarily due to higher gross margin partially offset by higher depreciation and amortization expense, restructuring charges and SG&A expense.

Interest Income and Expense

Interest expense for fiscal 1998 was $13.2 million, a decrease of $.3 million or 2.2% from interest expense of $13.5 million for fiscal 1997. Average debt outstanding for fiscal 1998 was $99.3 million at a weighted average interest rate of 12.2%. Average debt outstanding for fiscal 1997 was $102.3 million at a weighted average interest rate of 12.1%. The decrease in average debt outstanding was primarily due to lower borrowing under the Company's revolving credit facility reflecting the overall reduction in inventory levels primarily due to the reduction in finished goods inventory. See "Liquidity and Capital Resources". Interest income remained essentially the same between the two years.

Income Tax Benefit

Income tax benefit was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax benefit was $2.1 million for fiscal 1998, a decrease of $.9 million from an income tax benefit of $3.0 million for fiscal 1997. The decrease in income tax benefit was due to the decrease in taxable loss primarily attributed to higher operating income as discussed above.

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

Cash used in operating activities was $4.4 million for fiscal 1999 compared to cash provided by operating activities of $7.1 million in fiscal 1998. The primary uses of cash flow in fiscal 1999 resulted from increases in accounts receivable and inventory, reductions in income taxes payable and pension obligations, and funding the Company's net loss. Cash flow used in operations was partially offset by increases in accounts payable and accrued expenses, reductions in other assets, and non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of fiscal 1999 were $2.9 million higher than levels at the end of fiscal 1998 primarily due to the timing of sales at the end of the fiscal year and an increase of $1.6 million in connection with unbilled receivables for the A2 HUMVEE. These unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. The Company expects the contract modifications to be completed during fiscal 2000.

Accounts payable levels at the end of fiscal 1999 were $4.9 million higher than levels at the end of fiscal 1998. The increase in accounts payable is primarily attributed to higher working capital requirements at year end.

Net inventory levels at the end of fiscal 1999 were $84.6 million or $13.0 million higher than net inventory levels of $71.6 million at end of fiscal 1998. The increase in inventory is primarily attributed to management's desire to assure uninterrupted production during the conversion to the new Enterprise Resource Planning ("ERP") system. Raw material inventory levels were intentionally increased beyond normal levels to ensure availability of parts. The parts will be consumed by February 2000 and raw material will return to normal operating levels.

For fiscal 1999, the Company spent $7.8 million on capital expenditures primarily on the implementation of a new ERP system, tooling costs in connection with vehicle production, and machinery and equipment, as compared to $4.5 million for fiscal 1998. The Company anticipates incurring capital expenditures for fiscal 2000 of approximately $107.3 million; $90.0 million of which is in connection with the construction of the New Facility. These capital expenditures will be funded from the proceeds of the GM Loan. In addition, the Company anticipates it will spend approximately $5.1 million on the acquisition of the HUMMER/HUMVEE manufacturing facility. The Company has secured a financing source for the acquisition of this property. To ensure compliance with capital expenditure covenants contained in the revolving credit facility, the Company received an exemption for the construction of the New Facility and the purchase of the existing HUMMER/HUMVEE facility. Additionally, the Company anticipates it will spend approximately $12.2 million on vendor tooling, machinery and equipment, and other capital requirements. The Company anticipates that these capital requirements will be funded from operating cash flow, availability under the revolving credit facility, and other permitted financing sources.

The Company anticipates capital expenditures in connection with the 6.5 liter diesel engine project will approximate $.4 million in fiscal 2000. These expenditures are primarily for non-production machinery and equipment and leasehold improvements. The major tooling, conveyor systems, material handling and testing equipment, and computer controls involved in the manufacture of engines will be leased under an operating lease agreement from a third party. The Company anticipates that additional capital requirements will be funded from operating cash flow or availability under its current revolving credit facility.

With respect to the assembly facility for the New Vehicle, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan. The proceeds of the GM Loan will be used to finance the New Facility.

To repay the GM Loan, the Company will repay to GM a pre-agreed portion of the Assembly Fee received for assembling each New Vehicle. If New Vehicles are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the New Vehicle. Except as provided above, the Company is not required to repay the outstanding balance of the GM Loan but it may elect to do so at any time. GM will have a lien on the building and machinery and equipment purchased with the proceeds of the GM Loan to secure its repayment.

On an annual basis, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options purusant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation.

Under the Mandatory Purchase Offer provision of the Indenture for the 12.875% Senior Notes dated as of April 27, 1995 (the "Indenture") the Company is required to calculate Excess Cash Flow for each twelve month period beginning May 1 and ending April 30. The Company made its calculation of Excess Cash Flow, which indicated there was $6.5 million of Excess Cash Flow for the twelve-month period ending April 30, 1999. In compliance with the provision of the Indenture, in August 1999 the Company repurchased $6.5 million of the 12.875% Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest. The Company funded the purchases with a combination of cash flow from operating activities and the revolving credit facility.

Management anticipates that cash flow from operations as well as availability under its revolving credit facility will be sufficient to finance the Company's liquidity needs for the foreseeable future. The unused availability under the revolving credit facility as of October 31, 1999 was $12.2 million.

Management continues to search for new business opportunities to improve operating performance and liquidity. The Company has been actively engaged in expanding its existing commercial product lines, developing military prototype vehicles and competing for new military contracts, seeking international co-production opportunities and acquiring other businesses.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2001. As of October 31, 1999, the Company had borrowings of $24.9 million outstanding under the revolving credit facility. As of January 27, 2000, the Company's loan balance under the revolving credit facility was $26.1 million.

The Revolving Credit Agreement contains numerous covenants and prohibitions that will impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the
incurrence of additional indebtedness.   The indenture governing the outstanding
12-7/8% Senior Notes also imposes limitations on the incurrence of additional indebtedness. The Revolving Credit Agreement and Indenture were amended in December to permit the GM Transaction. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

On July 16, 1996, the Company was cited by the Defense Contract Audit Agency ("DCAA") for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. DCAA issued a cost impact audit report dated June 22, 1999 which asserted that the overhead allocation method used by the Company resulted in a $25.3 million overcharge to the Government on vehicles produced and delivered under the R021 and X001 contracts through March 31, 1999. The Company maintains its position that its method of cost allocation is consistent with cost accounting regulations. Further, the Company provided to DCAA an analysis that indicates that the use of its overhead allocation method allocates a lower portion of overhead costs to military vehicles than would be allocated using other methods. The Company has entered into a teaming arrangement with selected members of TACOM, DCAA and Defense Contract Management Command ("DCMC") to arrive at a resolution. The Company has also submitted a formal impact statement dated January 3, 2000 to the Government, which indicates that the Government was not harmed by the Company's use of this overhead allocation method. It further emphasizes that the overhead allocation method used by the Company benefits the Government by reducing the price paid for military vehicles. The Company plans to aggressively contest the Governments position and believes it will prevail, however there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

Year 2000 Business Matters

The Company began addressing the Year 2000 issue in September 1997. As a result of management's timely reaction to this issue, the Company successfully completed the implementation of its new ERP system and solved its Year 2000 issues. By September 1999 the Company had completed implementation of all its critical business systems. To date, the Company has not experienced any significant Year 2000 related computer problems.

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

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines, the volume of orders for the New Vehicle in connection with the GM Transaction, the ability to complete the New Facility within the limits of the GM Loan, the outcome of the FMTV competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk from interest rate changes primarily due to its revolving credit facility used for maintaining liquidity, funding capital expenditures and expanding operations. The Company's revolving credit facility bears interest at prime plus a negotiated margin, therefore any borrowings outstanding will approximate fair market value at all times. The Company believes fluctuations in interest rates will not have a material adverse impact on its results of operations over the next year.

Item 8.  Financial Statements and Supplementary Data

Index To Financial Statements
--------------------------------------------------------------------------------

                                                                      Page
Independent Auditors' Report                                              27

Consolidated Balance Sheets as of October 31, 1998 and 1997               28

Consolidated Statements of Operations
  For the years ended October 31, 1998, 1997, and 1996                    29

Consolidated Statements of Stockholder's Deficit and
  Comprehensive Income (Loss)
  For the years ended October 31, 1998, 1997, and 1996                    30

Consolidated Statements of Cash Flows
   For the years ended October 31, 1998, 1997, and 1996                   31

Notes to Consolidated Financial Statements                                32

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.



                                    KPMG LLP


Indianapolis, Indiana
January 7, 2000

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 1999 and 1998
(Dollars amounts in thousands, except share information)

                                 Assets                                                     1999              1998
                                                                                         -------------    -------------
Current assets:
     Cash                                                                                $       1,081            2,687
     Accounts receivable, net                                                                   77,081           74,211
     Inventories                                                                                84,589           71,613
     Prepaid expenses and other assets                                                             984            1,170
     Deferred income taxes                                                                       6,210            6,746
                                                                                         -------------    -------------
          Total current assets                                                                 169,945          156,427

Income taxes receivable                                                                          4,752            1,585
Property, plant, and equipment, net                                                             43,858           41,684
Deferred income taxes                                                                           26,388           26,113
Goodwill, net                                                                                   75,012           79,298
Other assets                                                                                     5,838            9,658
                                                                                         -------------    -------------
                                                                                         $     325,793          314,765
                                                                                         =============    =============

                         Liabilities and Stockholder's Deficit
Current liabilities:
     Accounts payable                                                                    $      37,425           32,494
     Accrued expenses                                                                           71,163           67,869
                                                                                         -------------    -------------
          Total current liabilities                                                                             100,363

Long-term debt                                                                                  92,805           82,156
Postretirement benefits other than pensions, noncurrent portion                                160,403          154,362
Other liabilities, noncurrent portion                                                            8,064           11,930
                                                                                         -------------    -------------
          Total liabilities                                                                    369,860          348,811
                                                                                         -------------    -------------

Stockholder's deficit:
     8% cumulative preferred stock, $1,000 par value. Authorized
      10,000 shares; issued and outstanding 5,000 shares                                         5,000            5,000
     Common stock, $.01 par value. Authorized 1,000 shares; issued
      and outstanding 900 shares                                                                    --               --
     Paid-in capital                                                                             1,000            1,000
     Accumulated deficit                                                                       (50,067)         (39,818)
     Accumulated other comprehensive loss - minimum pension liability                               --             (228)
                                                                                         -------------    -------------
          Total stockholder's deficit                                                          (44,067)         (34,046)

Commitments and contingencies (notes 6 and 14)
                                                                                         -------------    -------------

                                                                                         $     325,793          314,765
                                                                                         =============    =============
See accompanying notes to consolidated financial statements.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 1999, 1998, and 1997
(Dollar amounts in thousands)

                                                            1999           1998            1997
                                                         -----------    -----------    -----------
Net sales                                                $   348,187        392,785        468,173
                                                         -----------    -----------    -----------

Cost and expenses:
  Cost of sales                                              310,774        344,327        424,967
  Depreciation and amortization                               10,881         13,166         12,713
  Selling, general, and administrative expenses               31,203         27,701         26,172
  Special termination benefits                                    --             --            152
  Plant closing and restructuring                             (2,664)         5,231          3,495
                                                         -----------    -----------    -----------

     Income (loss) before interest and income taxes           (2,007)         2,360            674

Interest income                                                  389            327            280
Interest expense                                             (11,508)       (13,163)       (13,508)
                                                         -----------    -----------    -----------

     Loss before income taxes                                (13,126)       (10,476)       (12,554)

Income tax benefit                                            (2,877)        (2,161)        (3,013)
                                                         -----------    -----------    -----------
     Net loss                                            $   (10,249)        (8,315)        (9,541)
                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

29                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder's Deficit and Comprehensive Income (Loss) For the years ended October 31, 1999, 1998, and 1997
(Dollar amounts in thousands)

                                            8%                                        Accumulated                        Total
                                        cumulative                                       other                           stock-
                                        preferred        Common         Paid-in      comprehensive    Accumulated       holder's
                                         stock           stock          capital      income (loss)      deficit         deficit
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balance at October 31, 1996          $       5,000              --           1,000              --         (21,962)        (15,962)

  Net loss                                      --              --              --              --          (9,541)         (9,541)
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balance at October 31, 1997                  5,000              --           1,000              --         (31,503)        (25,503)

Comprehensive loss:
  Net loss                                      --              --              --              --          (8,315)         (8,315)

  Minimum pension                               --              --              --            (228)             --            (228)
                                                                                                                     -------------

Total comprehensive loss                                                                                                    (8,543)
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balance at October 31, 1998                  5,000              --           1,000              --         (39,818)        (34,046)

Comprehensive loss:
  Net loss                                      --              --              --              --         (10,249)        (10,249)

  Minimum pension                               --              --              --             228              --             228
                                                                                                                     -------------

Total comprehensive loss                                                                                                   (10,021)
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balance at October 31, 1999          $       5,000              --           1,000              --         (50,067)        (44,067)
                                     =============   =============   =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

30                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 1999,1998 and 1997
(Dollar amounts in thousands)

                                                                                1999            1998            1997
                                                                            -----------     -----------     -----------
Net cash provided by (used in) operating activities (note 20)               $    (4,369)          7,113          38,663
                                                                            -----------     -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                                 8              15           2,818
  Capital expenditures                                                           (7,760)         (4,535)         (2,431)
                                                                            -----------     -----------     -----------

     Net cash provided by (used in) investing activities                         (7,752)         (4,520)            387

Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                     17,093          (1,096)        (43,727)
  Principal payments on 12-7/8% senior notes                                     (6,578)             --              --
                                                                            -----------     -----------     -----------

     Net cash provided by (used in) financing activities                         10,515          (1,096)        (43,727)

Net change in cash                                                               (1,606)          1,497          (4,677)
Cash and cash equivalents at beginning of year                                    2,687           1,190           5,867
                                                                            -----------     -----------     -----------

Cash and cash equivalents at end of year                                    $     1,081           2,687           1,190
                                                                            ===========     ===========     ===========

Supplemental disclosure of cash items:
  Interest paid                                                             $    10,856          12,145          12,416
  Taxes paid                                                                         97             495             453
                                                                            ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


(1)  Summary of Significant Accounting Policies and Practices

     (a)  Description of Business

          The primary business of AM General Corporation (the Company) is to manufacture Hummer(R)/Humvee(R) vehicles at its plant in Indiana. Currently, the Company is manufacturing Humvee(R) vehicles for the Department of Defense (DoD) under a multiple year requirements contract extending through October 31, 2000 (with funds appropriated through September 2000). The Company also sells Humvee(R) vehicles and parts to friendly foreign nations through the DoD or on a direct basis. AM General Sales Corporation, a wholly owned subsidiary of the Company, sells Hummer(R) vehicles to the general public through its network of forty-five domestic dealers and forty-two international distributors at October 31, 1999. The Company also refurbished two and one-half ton trucks, the Extended Service Program (ESP), for the DoD through April, 1999 (See also note 16).

          In June 1999, the Company acquired General Motors Corporation's (GM)
          6.5 liter diesel engine business. Production of these engines will begin in July 2000. The Company uses the GM 6.5 liter diesel in both its Humvee(R) and Hummer(R) vehicles. GM's applications include some vans, pickup and medium duty trucks. The agreement provides that the Company will continue to supply service engines to GM's internal parts distributor, Services Parts Operation, for a period of ten years. In addition, the Company will build engines for its own requirements as well as those of other customers that use the engine.

          The mix of sales for each of the years in the three year period ended October 31, 1999 is as indicated in the following analysis:

          All of the Company's common and preferred stock is owned by The Renco Group, Inc. (the Parent).

                                                  1999      1998      1997
                                                --------  --------  --------
          Hummer(R)/Humvee(R) vehicles            68 %      62 %      65 %
          ESP                                     13        21        18
          Service parts and other                 19        17        17

     (b)  Principles of Consolidation

          The consolidated financial statements include the financial statements of AM General Corporation and its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation and General Engine Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

          For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

32                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     (d)  Inventories

          Inventories are stated at the lower of standard cost or market. Standard cost approximates first-in, first-out cost.

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

          Useful lives for property, plant, and equipment are as follows:

                  Buildings                        40 years
                  Machinery, equipment,
                    and fixtures                   10 to 12 years
                  Vehicles                          5 years
                  Dealer signage                   10 years
                  Tooling                          Units expected to be produced

     (f)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer(R)/Humvee(R) and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $32,148 and $27,862 at October 31, 1999 and 1998, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g)  Other Assets

          The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 5) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

     (h)  Accounts Payable

          The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $3,969 and $5,246 at October 31, 1999 and 1998, respectively.

33                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     (i)  Revenue Recognition

          Revenue under U.S. Government and foreign military fixed-price production contracts relating to the sale of Humvee(R) vehicles is recorded when specific contract terms are fulfilled and title passes by either delivery or acceptance, with cost of sales recognized based upon unit cost. Revenue under sales of commercial Hummer(R) vehicles is recorded when vehicles are shipped and title passes to dealers.

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

          Sales and related cost of sales applicable to the fixed-price, initial ESP contract were recognized as specific contract terms were fulfilled under the percentage-of-completion method, measured on a units produced basis. The initial ESP contract was completed in June 1998. Revenue under the short-term, follow-on ESP contracts was recorded when specific contract terms were fulfilled and title passed by either delivery or acceptance, with cost of sales recognized based upon unit cost.

     (j)  Research and Development

          Research and development costs are expensed as incurred. Research and development costs amounted to $4,129, $4,444 and $1,856 for the years ended October 31, 1999, 1998 and 1997, respectively.

     (k)  Income Taxes

          Through the fiscal year ended October 31, 1998, the Company and its subsidiaries were included in the consolidated Federal income tax return of the Parent. Federal income taxes are provided on a separate company basis and remitted to the Parent in accordance with the tax sharing agreement between the Company and its Parent. Under the tax sharing agreement with the Parent, the Company will not benefit from any net operating loss carryforwards unless the net operating loss carryforward is generated by temporary differences for Federal income tax purposes. For the fiscal year ended October 31, 1999 and thereafter, the Company will file its own consolidated Federal and state income tax returns.

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

34                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     (l)  Pension and Other Postretirement Plans

          The Company has defined benefit pension plans covering substantially all of its employees. Benefits for salaried employees are accumulated each year at 1-1/2% of the participant's base salary for that year, up to the social security integration base plus 2-1/4% of any base salary in excess of the social security integration base for that same year. Benefits for hourly employees are based on a negotiated rate per year of service. The Company's policy is to fund the maximum amount allowable under the U.S. Government cost accounting standards.

          The Company has defined contribution 401(k) savings plans for all nonunion salaried employees and substantially all hourly employees.

          The Company has a welfare benefit plan which covers substantially all hourly paid employees. The plan provides benefits to employees while on layoff or when working less than 40 compensated or available hours as defined by this plan. This plan provides for integration with state unemployment compensation programs.

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

35                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


(2)  Accounts Receivable

     Components of accounts receivable are as follows:

                                                                 October 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
        Receivables from the U.S. Government under
         long-term contracts:
           Amounts billed or billable                       $ 32,611    35,237
           Recoverable costs accrued--not billed               1,939     1,806
           Unrecovered costs subject to future negotiation    27,182    25,768
        Commercial customers--amounts billed:
         Foreign                                               5,297     4,552
         Dealers                                               6,299     3,537
         Service parts                                           303        32
        Other receivables                                      3,800     3,629
                                                            --------  --------

                                                              77,431    74,561
        Less allowance for doubtful accounts                    (350)     (350)
                                                            --------  --------
                                                            $ 77,081    74,211
                                                            ========  ========

     Recoverable costs accrued--not billed--are comprised principally of revenue amounts recognized on deliveries under contracts which were not billable at the balance sheet date due to the timing provisions under the related contracts.

     Unrecovered costs subject to future negotiation primarily includes revenues recognized on contracts under which changes were directed by customers. Prices for these changes and for other related contract claims are currently being negotiated with the customer.

     Substantially all billed and unbilled receivables are expected to be collected within the next 12 months.

36                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


(3)  Inventories

     Inventories consist of the following:

                                                            October 31
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
       Finished goods                                  $ 30,010    $ 20,759
       Service parts                                     20,850      16,946
       Extended Service Program--Production costs
        of goods currently in process                        --       4,095
       Raw materials, supplies, and work in progress     40,181      37,082
                                                       --------    --------

                                                         91,041      78,882
       Less allowance for inventory obsolescence         (6,452)     (7,269)
                                                       --------    --------
                                                       $ 84,589    $ 71,613
                                                       ========    ========

(4)  Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:

                                                            October 31
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
       Land                                            $  1,114    $  1,115
       Buildings                                          2,940       2,921
       Machinery, equipment, and fixtures                30,572      22,840
       Leasehold improvements                             9,242       9,050
       Vehicles                                           2,954       3,019
       Construction in progress                             859       2,590
       Dealer signage                                       411         375
       Tooling                                           56,169      58,292
                                                       --------    --------
                                                        107,261     100,202
       Less accumulated depreciation and amortization   (63,403)    (58,518)
                                                       --------    --------
                                                       $ 43,858    $ 41,684
                                                       ========    ========

     Tooling, net of related amortization, of $9,868 and $10,098 at October 31, 1999 and 1998, respectively, was required for vehicles being sold to the general public. This tooling is being amortized over 20,000 commercial units expected to be sold which at the current rate of production will extend for another 10 years.

37                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


(5)  Other Assets

     Other assets consist of the following:

                                                            October 31
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
       Noncompete covenant, net                        $  2,573    $  3,602
       Deffered loan costs, net:
        Senior notes due 2002                             1,827       2,870
        Revolving line-of-credit                             --          67
       Preproduction cost, net:
        Commercial vehicles for the general public        1,070       1,129
       Performance bonds                                     --       1,506
       Other                                                368         484
                                                       --------    --------
                                                       $  5,838    $  9,658
                                                       ========    ========

     The noncompete covenant resulted from the acquisition of the Hummer(R)/Humvee(R) business on April 30, 1992, and is being amortized over ten years. Accumulated amortization was $7,719 and $6,690 at October 31, 1999 and 1998, respectively. Deferred loan costs were incurred in connection with the revolving line-of-credit and the senior notes due 2002 and are being amortized over three and seven years, respectively. Accumulated amortization was $4,014 and $3,636 at October 31, 1999 and 1998, respectively. Deferred loan costs include a $2,000 fee paid to the Parent for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

     Preproduction cost represents cost incurred prior to the production of the related vehicle and includes labor and overhead relating to developing production facilities. These costs are being amortized over the 20,000 estimated units to be sold to the general public. Accumulated amortization was $1,539 and $1,480 at October 31, 1999 and 1998, respectively.

(6)  Leases

     The Company has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 1999, 1998 and 1997 aggregated approximately $5,365, $5,388, and $5,040, respectively.

38                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1999 are:

           Year ending October 31                           Amount
           ----------------------                         ----------

             2000                                         $    3,061
             2001                                              2,770
             2002                                              2,886
             2003                                              2,946
             2004                                              2,133
             Thereafter                                        3,576
                                                          ----------
                 Total minimum lease payments             $   17,372
                                                          ==========

(7)  Accrued Expenses

     Components of accrued expenses are as follows:

                                                                    October 31
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
       Modifications payable                                $ 27,733        22,656
       Current portion of other post employment benefits       6,700         6,000
       Interest on senior notes                                4,377         4,819
       Warranty                                                4,918         4,373
       Pension liability                                       5,706         4,293
       Plant closing and restructuring reserve                   699         4,058
       Wages, bonuses, and payroll taxes                       3,029         3,529
       Taxes other than on income                              3,608         3,045
       Sales incentives                                        2,163         2,951
       Vacation                                                2,614         2,945
       Insurance                                               2,968         2,375
       Purchase requirements                                     132           682
       Management fee due to the Parent                          100           100
       Other                                                   6,416         6,043
                                                            --------      --------
                                                            $ 71,163        67,869
                                                            ========      ========

39                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


(8)  Long-term Debt

     Long-term debt consists of:

                                                                                               October 31
                                                                                         -----------------------
                                                                                             1999         1998
                                                                                         ----------   ----------
       Revolving line-of-credit, interest at prime plus 3/4% and 1-3/4%
        respectively, 9.0% and 10.0% at October 31, 1999
        and 1998, respectively, payable in full on OCtober 30, 2001                      $  24,947    $   7,854

       12-7/8% senior notes due 2002, originally discounted $402 to yield 13% interest payable semi-annually on May 1 and
        November 1                                                                          67,858       74,302
                                                                                         ---------    ---------

                                                                                            92,805       82,156

       Less current maturities of long-term debt                                                 -            -
                                                                                         ---------    ---------
                                                                                         $  92,805       82,156
                                                                                         =========    =========

     The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. The amount that was available at October 31, 1999 and 1998 was approximately $12,200 and $44,685, respectively. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination.

     The senior notes are unsecured and are redeemable at a premium at the Company's option after May 1, 1999 and at the face amount after May 1, 2001. The Company will be obligated to offer to repurchase senior notes at a price of 101% of the face amount if there is a change in control or if at the end of each twelve month period ended April 30, the Company has excess cash flow, as defined. During fiscal 1999, senior notes with a face amount of $6,513 were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve-month period ended April 30, 1999. In fiscal 1998 and 1997, the Company was not required to repurchase any bonds.

     The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth. At October 31, 1999, the Company was in compliance with all the financial covenants.

     Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 1999 and 1998.

40                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     The Company's outstanding letters of credit totaled $4,994 and $6,663 at October 31, 1999 and 1998, respectively. Of this amount, $2,141 and $4,281 at October 31, 1999 and 1998, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.

(9)  Other Liabilities

                                                  October 31
                                             ---------------------
                                               1999         1998
                                             --------     --------
        Pension liability                    $  2,253     $  6,252
        Other                                   5,811        5,678
                                             --------     --------

                                             $  8,064     $ 11,930
                                             --------     --------

(10) Preferred Stock

     The preferred stock of the Company, all of which is held by the Parent, is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 1999 and 1998 were $1,800 and $1,400, respectively. The shares have no voting rights on any matter, except as specifically required by law.

     The preferred shares are redeemable by the Company at its option, subject to compliance with long-term debt covenants, at the par value thereof plus any accrued and unpaid dividends. Preferred shares have preference in liquidation or dissolution of the Company over common shares to the extent of the par value of the preferred shares plus any accrued and unpaid dividends thereon.

(11) Income Tax

     Total income taxes were allocated as follows:

                                                           October 31
                                               --------------------------------
                                                 1999         1998       1997
                                               --------     --------   --------
        Income from continuing operations      $ (2,877)      (2,161)    (3,013)
        Stockholder's deficit, for minimum
          pension liability                         140         (140)        --
                                               --------     --------   --------
                                               $ (2,737)      (2,301)    (3,013)
                                               ========     ========   ========

41                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollars amounts in thousands)



     Income tax expense (benefit) consists of:

                                                                           October 31
                                                           -------------------------------------------
                                                               1999          1998             1997
                                                           ----------     -----------     ------------
          Current:
            Federal                                        $   (3,168)           (206)           2,643
            State                                                 169             212              953

          Deferred:
            Federal                                                15          (1,904)          (6,088)
            State                                                 107            (263)            (521)
                                                           ----------     -----------     ------------
                                                           $   (2,877)         (2,161)          (3,013)
                                                           ==========     ===========     ============

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:

                                                                          October 31
                                                           -------------------------------------------
                                                               1999          1998             1997
                                                           ----------     -----------     ------------
          Computed "expected" tax expense (benefit)        $   (4,594)         (3,666)          (4,394)
          Increase (reduction) in income taxes
            resulting from:
               Amortization of goodwill                         1,500           1,500            1,500
               State income taxes, net of Federal
                 income tax benefit                               179             (34)              98
               Foreign sales corporation effect                    --              --             (172)
               Other, net                                          38              39              (45)
                                                           ----------     -----------     ------------
                                                           $   (2,877)         (2,161)          (3,013)
                                                           ==========     ===========     ============

42                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollars amounts in thousands)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1999 and 1998 are presented below:

                                                                            October 31
                                                                    ------------------------
                                                                       1999           1998
                                                                    ---------      ---------
          Deferred tax assets:                                      $     133            133
            Allowance for doubtful accounts receivable                  2,447          2,762
            Inventory obsolescence reserve
            Compensated absences, principally due to accrual for
               financial reporting purposes                               991          1,119
            Accrued warranty                                            2,709          2,537
            Pension liability                                           2,435          3,895
            Postretirement benefits other than pensions                63,374         60,938
            Other accruals                                              4,054          5,050
            Other                                                         209            151
                                                                    ---------      ---------
               Total gross deferred tax assets                         76,352         76,585

          Less valuation allowance                                     38,348         38,348
                                                                    ---------      ---------
               Net deferred tax assets                                 38,004         38,237
                                                                    ---------      ---------
          Deferred tax liabilities:
            Plant and equipment, principally due to differences
               in depreciation                                          5,274          5,318
            Reduced costs inventoried for tax purposes pursuant
               to the Tax Reform Act of 1986                              132             60
                                                                    ---------      ---------
               Total gross deferred liabilities                         5,406          5,378
                                                                    ---------      ---------

               Net deferred asset                                      32,598         32,859
          Less current portion                                          6,210          6,746
                                                                    ---------      ---------
               Noncurrent portion                                   $  26,388         26,113
                                                                    =========      =========

43                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


       There was no change in the valuation allowance for the years ended October 31, 1999, 1998 and 1997. Subsequently realized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

       Income taxes receivable represent amounts due from the Parent for Federal income tax overpayments; it is anticipated such amount will be recovered from the Parent as tax payments based on future taxable income are required.

 (12)  Pension Benefits

       The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 1999 and 1998:


                                                           1999         1998
                                                        ----------   ----------
           Change in benefit obligation
           Benefit obligation at beginning of year      $  132,758      116,636
           Service cost                                      2,945        2,508
           Interest cost                                     9,149        8,578
           Actuarial (gain) loss                            (9,280)       7,382
           Amendments                                           --        5,332
           Benefits paid                                    (7,678)      (6,920)
           (Gain) loss due to curtailments                      --         (758)
                                                        ----------   ----------
           Benefit obligations at end of year           $  127,894      132,758
                                                        ==========   ==========

44                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)

                                                                       1999            1998
                                                                    -----------      -----------
           Change in plan assets
           Fair value of plan assets at beginning of year           $   140,475          127,306
           Actual return on plan assets                                  22,247           18,517
           Employer contribution                                          4,312            1,572
           Benefits paid                                                 (7,678)          (6,920)
                                                                    -----------      -----------
           Fair value of plan assets at end of year                     159,356          140,475
                                                                    -----------      -----------
           Funded status                                                 31,462            7,717
           Unrecognized prior service cost                                6,104            7,111
           Unrecognized net actuarial (gain)                            (45,525)         (25,373)
                                                                    -----------      -----------
           Net amount recognized                                    $    (7,959)         (10,545)
                                                                    ===========      ===========

           Amounts recognized in the statement of financial
             position consist of:
               Accrued benefit liability                            $    (7,959)         (10,177)
               Accumulated other comprehensive income                        --             (368)
                                                                    -----------      -----------
           Net amount recognized                                    $    (7,959)         (10,545)
                                                                    ===========      ===========

           Weighted-average assumption as of October 31
           Discount rate                                                   7.75%            7.00%
           Expected return on plan assets                                  8.50%            8.50%
           Rate of compensation increase                                   5.00%            5.00%

           Components of net periodic benefit cost
           Service cost                                             $     2,945            2,507
           Interest cost                                                 (9,149)           8,578
           Expected return on plan assets                               (10,532)          (9,816)
           Recognized actuarial gain                                        (88)            (389)
           Amortization of prior service cost                             1,007              662
           Curtailment gain                                                (386)            (758)
           Amortization of prior service cost on curtailment                 --            1,958
                                                                    -----------      -----------

           Net periodic benefit cost                                $     2,095            2,742
                                                                    ===========      ===========

      At October 31, 1999, the fair value of plan assets for all of the Company's defined benefit plans exceeded the respective benefit obligations. At October 31, 1998, the fair value of plan assets and benefit obligations of plans with benefit obligations in excess of plan assets were $80,422 and $84,194, respectively.

45                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


       Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $310, $325 and $380 for the years ended October 31, 1999, 1998 and 1997, respectively.

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

       The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 1999 and 1998:



                                                           1999         1998
                                                        ----------   ----------
           Change in benefit obligation
           Benefit obligation at beginning of year      $  151,160      129,335
           Service cost                                      2,305        1,868
           Interest cost                                    10,357        9,485
           Amendments                                           --          614
           Actuarial (gain) loss                           (14,736)      15,477
           Benefits paid                                    (5,970)      (5,619)
                                                        ----------   ----------
           Benefit obligations at end of year              143,116      151,160

           Unrecognized prior service cost                    (565)        (614)
           Unrecognized net gain                            24,552        9,816
                                                        ----------   ----------
               Accrued benefit cost                     $  167,103   $  160,362
                                                        ==========   ==========

           Components of net periodic benefit cost
           Service cost                                 $    2,305   $    1,868
           Interest cost                                    10,357        9,845
           Prior service cost recognized                        49           --
           Amortization of unrecognized net gain                --       (1,075)
                                                        ----------   ----------
               Net periodic benefit cost                $   12,711       10,278
                                                        ==========   ==========

       For measurement purposes, a 7.0% and 7.5% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 1999 and 1998, respectively; the rate was assumed to decrease gradually to 5.5% by the year 2003 and remain at that level thereafter.

46                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.00% at October 31, 1999 and 1998.

     The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1999 by $19,675 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 1999 by $2,132. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $16,013 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease for the year ended October 31, 1999 by $1,697.

(14) Commitments and Contingencies

     A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

     In 1999, the Company settled, for $125, an approximately $8 million claim made by the US Army in January 1995 under a contract entered into in 1983.

     On July 16, 1996, the Company was cited by the Defense Contract Audit Agency (DCAA) for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. DCAA issued a cost impact audit report dated June 22, 1999 which asserted that the overhead allocation method used by the Company resulted in a $25,300 overcharge to the Government on vehicles produced and delivered under the R021 and X001 contracts through March 31, 1999. The Company maintains its position that its method of cost allocation is consistent with cost accounting regulations. The Company has entered into a teaming arrangement with selected representatives of the DCAA and other government contracting agencies to arrive at a resolution. The Company plans to aggressively contest the findings of the DCAA report and believes it will prevail. Accordingly, the Company has not accrued any liability associated with this potential claim. However, there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

     The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.


                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     Payment for sales to commercial Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either voluntary or mandatory repurchase agreements between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 1999 and 1998, the mandatory repurchase agreements covered Hummers(R) with a total value at dealer cost of $6,797 and $5,907, respectively. The Company has not repurchased any vehicles under these arrangements.

     In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

(15) Related-party Transactions

     During the years ended October 31, 1999, 1998 and 1997, the Company incurred annual management fees to the Parent of $1,200; $100 of which is included in accrued expenses at October 31, 1999 and October 31, 1998. Under the current management consultant agreement between the Company and the Parent, the monthly fee to the Parent is $100 with the potential for additional amounts dependent on the Company achieving certain levels of earnings.

(16) Business and Credit Concentrations

     The Company's largest customer is the DoD, which accounted for 70%, 75% and 79% of the Company's sales for the years ended October 31, 1999, 1998 and 1997, respectively. At October 31, 1999, 1998 and 1997, accounts receivable with the DoD were $61,732, $62,811 and $41,758, respectively.

     Export sales to unaffiliated foreign customers, including sales to friendly foreign nations, were $31,014, $42,509 and $80,951 for the years ended October 31, 1999, 1998 and 1997, respectively.

     The Company's business is significantly impacted by the United States defense budget. If the U.S. reduces budget allocations for defense expenditures, sales could be adversely affected. Foreign sales are dependent on periodic receipt of a relatively few, individually significant contracts and are negatively impacted by a reduction in foreign demand or material adverse changes in the U.S. Government foreign military sales program. The commercial market is impacted by the general economy and interest rates. Changes in the marketplace of any of the above may significantly affect management's estimates and the Company's performance.


                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)


     The Company is dependent upon certain vendors for the manufacture of significant components of its Hummer(R)/Humvee(R) vehicles. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. However, the Company has not experienced any significant problems relative to timeliness, quality or availability of sole-sourced products. The Company's hourly employees at the Mishawaka Hummer(R)/Humvee(R) and SPLO operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") with a collective bargaining agreement expiring in September 2001. A new labor agreement (also with UAW) has been negotiated in connection with the GM Transaction (see note 21). The new agreement was ratified in August 1999 and will expire in September 2009. The hourly employees for the new engine production facility will be represented by the International Union of Electrical Workers ("IUE") and upon recognition of the contract, the initial agreement will be for six years.

(17) Plant Closing and Restructuring

     The Company completed production under its ESP contract in April 1999 at which time production at the facility ceased and plant closure operations commenced. The Company recorded a plant closing charge of $5,231 in the year ended October 31, 1998. The major components of the plant closing charge were $2,958 of severance benefits for 277 hourly and 23 salaried employees, $1,200 of additional pension expense due to curtailment of certain defined benefit pension plans, and $1,073 of plant shutdown and other charges. Included in accrued expenses at October 31, 1999, is the remaining plant closing reserve of $699. Upon completion of the plant closing, the Company recognized a gain of approximately $2,664 due to reversal of accrued severance benefits and other plant closing costs due to lower than anticipated layoffs and other savings.

     In recent years, the Company has also experienced reductions in the U.S. defense budget for Humvee(R) vehicles, reduced direct international sales of Humvee(R) vehicles, and lower sales volume and higher costs than expected in the commercial Hummer(R) vehicle program. In order to address these issues which impact operating results and liquidity, the Company reduced its Humvee(R)/Hummer(R) vehicle production rate in February, 1997, from 25 to 16.5 units per day, eliminated certain corporate overhead positions, outsourced production of certain components and closed its stamping plant, resulting in a restructuring charge of $3,495 for the year ended October 31, 1997. The major components of the restructuring charge were $2,820 for employee severance costs, $1,141 of additional pension expense due to curtailment of certain defined benefit pension plans, a $2,597 write-down to fair value of property, plant and equipment to be disposed of and $1,353 of plant shutdown and other charges. These costs were partially offset by a $4,416 gain on curtailment of the Company's other postretirement benefit plan due to the workforce reduction. The stamping facility equipment was sold during fiscal 1997.

(18) Disclosures About the Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.



                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)

     The revolving line-of-credit approximates fair value because the interest rate fluctuates with prime. The Company's senior notes are not actively traded. However, management believes the fair value of the senior notes at October 31, 1999 and 1998, approximates the par value.

(19) Segment Reporting

     The Company identifies segments based on management responsibility within the organization. The Company classifies its operations into five business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations (SPLO), (iv) Systems Technical Support (STS)/Other, and (v) Engines. The HUMMER/HUMVEE classification includes US and Foreign Military Humvees(R) and commercial Hummers(R).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management of the Company does not prepare or review balance sheet information on a segment basis. The Company measures segment profit as gross profit (sales less cost of sales). A reconciliation of net sales and gross profit are as follows (in millions):



                                              1999
     ----------------------------------------------------------------------------------------------------------
                                HUMMER/       Medium                      STS/
                                HUMVEE        Trucks      SPLO            Other         Engines        Total
     ----------------------  ----------   ----------    ---------    ----------     -----------    ------------
     Net sales               $    236.3         45.6         51.4          14.9              --        348.2
     Gross Profit                  22.7          7.8          6.0           1.6            (0.7)        37.4

                                              1998
     ----------------------------------------------------------------------------------------------------------

                                HUMMER/       Medium                      STS/
                                HUMVEE        Trucks         SPLO         Other         Engines        Total
     ----------------------  ----------   ----------    ---------    ----------     -----------    ------------
     Net sales               $    244.7         85.0         50.7          12.4              --        392.8
     Gross Profit                  28.4         19.5          6.5          (5.9)             --         48.5

                                              1997
     ----------------------------------------------------------------------------------------------------------

                                HUMMER/       Medium                       STS/
                                HUMVEE        Trucks         SPLO         Other         Engines        Total
     ---------------------   ----------   ----------    ---------    ----------     -----------    ------------
     Net sales               $    303.8         77.3         51.0          36.1              --        468.2
     Gross Profit                  40.3          0.2          6.0          (3.3)             --         43.2

50                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollar amounts in thousands)



(20) Reconciliation of Net Loss to Net Cash Provided by (Used in) Operating Activities


      The reconciliation of net loss to net cash provided by operating activities for the years ended October 31, 1999, 1998 and 1997 follows:

                                                                                    October 31
                                                                    ----------------------------------------
                                                                       1999         1998            1997
                                                                    ----------    ----------     -----------
          Cash flows from operating activities:
            Net loss                                                $ (10,249)      (8,315)         (9,541)
            Adjustments to reconcile net loss to net
               cash provided by operating activities:
                 Plant closing and restructuring                       (2,664)       5,231           3,495
                 Less plant closing and restructuring
                   payments                                            (1,895)      (2,412)           (720)
                 Depreciation and amortization of
                   plant and equipment                                  5,551        7,835           7,378
                 Other amortization                                     6,252        6,292           6,371
                 Decrease in allowance for
                   doubtful accounts                                       --           --             (48)
                 Increase (decrease) in inventory reserve                (817)       2,862             705
                 Deferred income taxes                                    261       (2,307)         (6,609)
                 Discount accretion of debt                                56           57              57
                 Noncash other postretirement cost                      6,741        4,660           5,359
                 Loss (gain) on sale of equipment                          23          (11)             (6)
                 Change in assets and liabilities:
                   Accounts receivable                                 (2,869)     (21,551)          4,513
                   Inventories                                        (12,154)      12,756          33,782
                   Prepaid expenses                                       185          489              17
                   Other assets                                         1,752          208             549
                   Accounts payable                                     4,931       (1,290)        (25,428)
                   Accrued expenses                                     7,081        4,175          15,235
                   Income taxes                                        (3,095)        (489)          3,278
                   Other liabilities                                   (3,459)      (1,077)            276
                                                                    ---------    ---------       ---------
                     Net cash provided by (used in)
                         operating activities                       $  (4,369)       7,113          38,663
                                                                    =========    =========       =========


51                            (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Dollars 31, 1999 and 1998)


(21)   Subsequent Events

       On December 21, 1999, the Company completed a series of agreements with General Motors Corporation (GM) through which the Company intends to more fully utilize the widespread recognition of the Hummer(R) name to generate incremental revenues and cash flow (the GM Transaction). Pursuant to the terms of the GM Transaction, GM will, design, engineer, certify and release a new generation vehicle bearing the Hummer(R) trademark (New Vehicle). GM has retained the Company to assemble the New Vehicles for a specified fee which varies with sales volumes (Assembly Agreement). The Company has the right to assemble GM's requirements, up to the first 40,000 units annually for a seven and one half year period effective with the release of the New Vehicle anticipated to be in 2002.

       As part of the GM Transaction, the Company assigned the Hummer(R) trademark and trade name to GM. However, GM has granted the Company a limited license that allows the Company to continue using the Hummer(R) trademark for its current vehicle for the duration of the Assembly Agreement.

       With respect to the assembly facility for the New Vehicle, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan for the engineering and construction of a new production facility, the purchase of certain machinery and equipment, and all other costs required for the Company to become prepared to assemble the New Vehicle. In accordance with the terms of the GM Transaction, the Company is prohibited from using the new facility for any purpose other than assembly of the New Vehicle. To repay the loan, the Company will pay to GM a pre-agreed portion of the fees received for assembling each New Vehicle. The loan is secured by the building and machinery and equipment purchased with the loan proceeds. Except as provided above, the Company is not required to repay the outstanding balance of the loan, but it may elect to do so at any time.

       On an annual basis, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures.

52                                (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table lists the director and executive officers of the Company as of January 28, 2000:

Name                  Age      Position
----------------------------------------------------------------------------------------------
Ira Leon Rennert       65      Chairman and sole Director of the Company
James A. Armour        56      President and Chief Executive Officer
Edmond L. Peters       55      Senior Vice President, Procurement and Business Development
Adare Fritz            53      Senior Vice President, Operations
Robert J. Gula         53      Senior Vice President, Engineering and Product Development
Paul J. Cafiero        46      Vice President and Chief Financial Officer
Francis R. Scharpf     61      Vice President, Medium Truck Programs and Business Development
Ricky R. Smith         41      Vice President, Manufacturing Engineering and Special Projects
Walter R. Botich       50      Vice President, Corporate Quality

Ira Leon Rennert has been the Chairman and sole Director of the Company since 1991. The Company acquired the HUMMER/HUMVEE business in 1992 (the "Acquisition"). Mr. Rennert has been Chairman, Chief Executive Officer and principal shareholder of Renco (including predecessors) since its first acquisition in 1975. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with the Company including WCI Steel, Inc., Doe Run, Inc., Lodestar Holdings, Inc.,and Renco Metals, Inc.

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

Edmond L. Peters has been Senior Vice President Procurement and Business Development since November 1, 1997. Mr. Peters previously held the position of Senior Vice President, Contracts Materials and Washington Operations since October 1, 1996 and Vice President, Contracts & Subcontracts since April 30, 1992. Mr. Peters previously held the position of Director-Purchasing. Mr. Peters has been with the Company and its predecessor companies for the past 15 years.

Adare Fritz has been Senior Vice President, Operations since April 30, 1992. Mr. Fritz previously held the position of Vice President, Operations. Mr. Fritz has been with the Company and its predecessor companies for the past 31 years.

Robert J. Gula has been Senior Vice President, Engineering and Product Development since November 1, 1997. Mr. Gula previously held the position of Vice President, Engineering since April 30, 1992. Mr. Gula has been with the Company and its predecessor companies for the past 28 years. Prior to joining AM General, Mr. Gula held technical positions within several engineering services and automotive manufacturing companies.

Paul J. Cafiero has been Vice President and Chief Financial Officer since May 1, 1997. Mr. Cafiero previously held the position of Corporate Controller since April 30, 1992. Mr. Cafiero previously held the position of Assistant Controller. Mr. Cafiero has been with the Company and its predecessor companies for the past 15 years.

Francis R. Scharpf has been Vice President, Medium Truck Programs and Business Development since June 1, 1998. On March 18, 1996, he was named Executive Assistant to the President and CEO. Prior to this, he held various positions involving program management and business planning. Mr. Scharpf has been with the Company and its predecessor companies for the past 17 years. Before joining AM General, Mr. Scharpf was a career military officer having served in the US Army in various command positions.

Ricky R. Smith has been Vice President, Manufacturing Engineering and Special Projects since November 1, 1999. Previously he held the positions of Director, Manufacturing Engineering and Plant Manager for the Mishawaka operations. Mr. Smith has been with the Company and its predecessor companies for the past 19 years.

Walter R. Botich has been Vice President, Corporate Quality since November 1, 1999. Mr. Botich previously held the position of Director, Corporate Quality since November 21, 1994 and Manager Quality Assurance since December 23, 1991. Mr. Botich has been with the Company and its predecessor companies for the past 17 years. Prior to joining AM General, Mr. Botich held managerial and technical positions with other automotive supplier companies.

Item 11. Executive Compensation.

The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 1999, 1998, and 1997 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").


                                       Summary Compensation Table
                                                                                 Annual Compensation
                                                                 -------------------------------------
                                                                                        Other Annual     All Other
            Name and Principal Position                Fiscal Year  Salary    Bonus   Compensation (3)  Compensation
---------------------------------------------------    --------------------------------------------------------------
Ira Leon Rennert (1)                                          1999         -        -            -        $1,200,000
   Chairman and Sole Director                                 1998         -        -            -        $1,200,000
                                                              1997         -        -            -        $1,200,000

James A. Armour                                               1999  $250,000  250,000       46,078                 -
   President & Chief Executive                                1998  $250,000  250,000       70,657                 -
       Officer                                                1997  $250,000  250,000       48,925                 -

Edmund L. Peters                                              1999   175,000  100,000       30,235                 -
   Sr. Vice President,                                        1998   175,000   60,000           (2)                -
        Procurement                                           1997   135,000   60,000       23,937                 -

Paul J. Cafiero                                               1999   125,000  100,000       26,014                 -
   Vice President and Chief                                   1998   125,000   40,000           (2)                -
        Financial Officer                                     1997   105,897   25,000           (2)                -

Robert J. Gula                                                1999   155,000   40,000        8,134                 -
   Sr. Vice President, Engineering &                          1998   155,000   60,000        4,902                 -
             Product Development                              1997   130,000   40,000        5,684                 -

Adare Fritz                                                   1999   135,000   40,000      22,030      -
   Senior Vice President,                                     1998   135,000   60,000      19,903      -
      Operations                                              1997   135,000   40,000      25,320      -

(1) Mr. Rennert, the sole Director of the Company received no compensation directly from the Company. Trusts established by Mr. Rennert, for his benefit and for the benefit of certain members of his family, hold the stock of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 1999, Renco received a management fee of $1,200,000 from the Company.

 (2) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per Named Executive Officer.

  (3) Consisting principally of Company paid expenses for cars, clubs, travel and other expenses.

Compensation Committee Interlocks and Insider Participation

The Company had no compensation committee during the fiscal year ended October 31, 1999. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 1999 was fixed by their employment agreements and their Net Worth Appreciation Agreements and consultation between the Chairman of the Board and the President.

During fiscal 1999, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

Employment Agreements

Mr. Armour, Mr. Fritz, Mr. Peters, Mr. Gula, Mr. Cafiero and Mr. Scharpf are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 2000 and from year to year thereafter unless terminated by either party with 30 days' prior written notice. The compensation arrangements as of November 1, 1999 are as follows:

Mr. Armour-Minimum annual salary of $250,000 plus an annual bonus of $250,000 for each fiscal year in which the Company shall not have incurred a net loss before the bonus payments to all Named Executive Officers and charges for non-cash postretirement benefits other than pensions.

Mr. Fritz-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Peters-Minimum annual salary of $175,000 plus an annual bonus of $100,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Gula-Minimum annual salary of $155,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Cafiero-Minimum annual salary of $150,000 plus an annual bonus of $50,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Scharpf-Minimum annual salary of $115,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Four former officers, three of whose employment terminated in December 1996 and January 1997, received their contractual compensation through the expiration of their contracts in October 1997.

Net Worth Appreciation Agreements

The Named Executive Officers and one other officer are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. Because of the net loss in fiscal 1997, 1998 and 1999, no amounts are payable to contract holders at October 31, 1999.

Retirement Plans

The AMG Retirement Plan calculates an annual accrual of 1.5% of each employees annual income (as defined in the plan), up to the Social Security Special "Old Law" Wage Base (maximum earnings of $160,000.00 in 1999) plus 2.25% of defined annual income in excess of the Wage Base. At retirement, the qualified salaried employee's retirement benefit is equal to the accumulated annual accruals for all years of service. This is referred to as a "Career Earnings" plan.

In January 2000, the Company approved changes in the Retirement Plan to 1) expand the definition of income from base pay only to include base pay, shift premium, overtime pay and bonuses, 2) increase the minimum lifetime benefit for participants retiring with 30 or more years of service at age 65 or older from $17.00 per month to $50.00 per month per year of service, and 3) to establish a new "career earnings" accrual for all current salaried employees based on the revised definition of annual income, the new minimum benefit, and their average income for 1997, 1998 and 1999.

The definition of annual income and the increased minimum benefit are permanent changes to the Retirement Plan. The recalculated career earnings represents a one-time update only to accumulated annual accruals. Future annual accruals will be based on career earnings going forward.

The Company maintains two salaried retirement plans. First, the AMG Retirement Plan is a defined benefit plan which is ERISA qualified and fully funded. All salaried employees are covered by this plan. Second, the AMG ERISA Excess Plan provides benefits for those participants in the AMG Retirement Plan with income in excess of the limitations of the Internal Revenue Code. The ERISA Excess Plan is not funded.

                              AMG Retirement Plan ERISA Qualified
                              -----------------------------------
                             Current
                  ---------------------------                                     Retirement @ age 65
Named Executive   Age     Service      Annual       Earliest     Benefit at     -------------------------
                           Years*      Income     Retirement      Early         Service        Benefit**
                                                      Age        Retirement      Years
---------------------------------------------------------------------------------------------------------
J.A. Armour         56        27.3    $500,000       56          53,244.00         36.3        $123,576.00
E.L. Peters         56        14.2     275,000       60          50,844.00         23.2          81,696.00
R.J. Gula           53        28.5     195,000       53          44,640.00         40.5         142,428.00
P.J. Cafiero        46        15.6     200,000       58          70,860.00         34.6         140,820.00
A. Fritz            53        31.7     175,000       53          43,032.00         43.7         139,140.00

* - As of January 1, 2000
** - Assumes 5% annual growth based on actuarial assumptions

                      AMG ERISA Excess Plan - Unfunded
                    -----------------------------------
                                Current                 Retirement @ Age 65
                    ------------------------------     ----------------------
    Named           Age       Service     Annual       Service     Benefit**
  Executive                    Years*     Income        Years
-----------------------------------------------------------------------------
J.A. Armour          56        27.3      $500,000       36.3      $271,080.00
E.L. Peters          56        14.2       275,000       23.2        53,208.00
R.J. Gula            53        28.5       195,000       40.5        33,288.00
P.J. Cafiero         46        15.6       200,000       34.6        10,656.00
A. Fritz             53        31.7       175,000       43.7         8,748.00

* - As of January 1, 2000
** - Assumes 5% annual growth based on actuarial assumptions

Benefits under this plan are accrued on the same basis as those under the ERISA Qualified Plan. All benefits accrued under this plan are unfunded. Benefits provided under the plan are payable only upon retirement at age 65 or older, death or disability.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Renco owns all of the outstanding capital stock of the Company. Trusts established by Mr. Rennert for his benefit and for the benefit of certain members of his family hold all of the capital stock of Renco. Mr. Rennert is Chairman of Renco and of the Company and may be deemed to be the beneficial owner of the Company's capital stock. The address of Renco and of Mr. Rennert is The Renco Group, Inc., 30 Rockefeller Plaza, New York, NY 10112. No other executive officer of the Company has any ownership interest in the Company.

By virtue of Renco's ownership of all the outstanding shares of capital stock of the Company, and Mr. Rennert's ownership of all the capital stock of Renco, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.

Item 13. Certain Relationships and Related Transactions.


Management Agreement

Renco provides management services to the Company under a management agreement (the "Management Agreement") expiring October 31, 2001, subject to renewal for additional terms of three years each, unless terminated by either party. Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement effective as of April 1, 1995, Renco provides such services to the Company for an annual management fee equal to $1.2 million. Additionally, Renco will receive an annual fee for each fiscal year, commencing with fiscal 1995, equal to the excess, if any, of (i) ten percent (10%) of the Company's consolidated net income before deductions for federal and state income taxes, fees associated with the Management Agreement and expenses related to the Company's Net Worth Appreciation Agreements, over (ii) the aggregate annual management fee of $1.2 million.

The Management Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. Annual payments by the Company in excess of $1.2 million under the Management Consultant Agreement must comply with the restricted payments covenant of the Indenture governing the Senior Notes.

Management fees are paid monthly in arrears in installments of $100,000. The Company paid management fees of $1.2 million to Renco in the year ended October 31, 1999.


Insurance Sharing Program

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are fidelity and special crime insurance. The premiums for fidelity and special crime insurance are allocated by Renco substantially as indicated in the underlying policies. Renco also purchased and administered certain insurance exclusively for the Company of which the Company financed $.7 million directly with insurance premium finance companies. In fiscal 1999, the Company incurred costs of approximately $.8 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.


Tax Sharing Agreement.

Through the fiscal year ended October 31, 1998 AM General was included in the consolidated federal and state income tax returns of the Renco Group. For the fiscal year ended October 31, 1999 and thereafter AM General will file its own consolidated federal and state income tax returns.

Under the terms of the tax sharing agreement with Renco, income taxes are allocated to AM General on a separate return basis except that transactions between AM General and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between AM General's accounting for tax and financial reporting purposes. As of October 31, 1999, AM General had no net operating tax loss carryforwards. As of October 31, 1999, AM General had a long term receivable for income taxes of $4.8 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.


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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. and 2.  List of Financial Statements and Financial Statement Schedules:

-----------------------------------------------------------------------------
                                                                           Page
                                                                       -------------
Independent Auditors' Report.........................................             27
Consolidated Balance Sheets as of October 31, 1999 and 1998..........             28
Consolidated Statements of Operations for the years ended
  October 31, 1999, 1998 and 1997....................................             29

Consolidated Statements of Stockholder's Equity for the years ended
  October 31, 1999, 1998 and 1997....................................             30
Consolidated Statements of Cash Flows for the years ended
  October 31, 1999, 1998 and 1997....................................             31
Notes to Consolidated Financial Statements...........................  32 through 52

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

    (a) 3.   Listing of Exhibits

 Exhibit No.                                      Description
-------------     ------------------------------------------------------------------------
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

   *******4.2     Form of Amendment No. 1 to the Indenture, dated as of April 27, 1995, between AM General Corporation and Shawmut Bank Connecticut (now known as Fleet National Bank).

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

 ******10.1.5     Amendment No. 13 dated October 30,1998 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM
                  General Corporation.

*******10.1.5     Amendment No. 14 dated December 21, 1999 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM
                  General Corporation.

        *10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994.

        *10.3     Employment Agreements dated May 1, 1992 as supplemented December 16,
                  1993 with:
                                   Adare Fritz
                                   Gary L. Wuslich
                                   Robert J. Gula
                                   Edmond L. Peters

     **10.3.1     Supplement No. 2, dated February 16, 1995, to Employment Agreements of
                  Messrs. Fritz, Wuslich, Gula and Peters.

       10.3.2     Employment Agreement with Paul J. Cafiero, dated May 1, 1997

 Exhibit No.                                      Description
-------------     ------------------------------------------------------------------------
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

   *****10.19     Commercial lease dated November 6, 1997 between the Company and Chippewa
                  Corporation

 *******10.20     Lease dated June 30, 1999 between Amland Properties, Inc. and AM General
                  Corporation.

 *******10.21     Lease dated January 1, 1999 between Holladay Mishawaka, LLC and AM
                  General Corporation.

 *******10.22     Master Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation.

 *******10.23     Assignment Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.24     New Vehicle Assembly Agreement dated December 21, 1999 between AM
                  General Corporation and General Motors Corporation.

 *******10.25     Management Services Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.26     Trademark License Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.27     Promissory Note dated December 21, 1999 between AM General Corporation and General Motors Corporation.

 *******10.28     Security Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.29     Right of Access Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.30     HUMVEE Trademark Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.31     Royalty Sharing Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.32     Joint Review Board Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

 *******10.33     Equity Conversion Agreement dated December 21, 1999 between AM General
                  Corporation and General Motors Corporation.

           21     Subsidiaries of Registrant.

 *******27        Financial Data Schedule

                  *Filed with the Registration Statement No. 33-93302 filed June 9, 1995.
                  **Filed with Amendment No. 1 to Registration Statement No. 33-93302 filed August 9, 1995
                  *** Filed with Company's Form 10-K, No. 33-93302, filed January 28, 1996.
                  **** Filed with Company's Form 10-Q, No. 33-93302, filed September 16, 1996.
                  ***** Filed with Company's Form 10-K, No. 33-93302, filed January 29, 1997
                  ******Filed with Company's Form 10-K No. 33-93302, filed January 29, 1999
                  *******Filed with Company's Form 10-K No. 33-93302 filed January 31, 2000

   (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2000.

                                        AM GENERAL CORPORATION

                                        By:   /s/ James A. Armour
                                             ----------------------
                                                  James A. Armour
                                        President and Chief Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2000.

          Signature                                    Title
          ---------                                    -----

/s/ Ira Leon Rennert                Chairman and sole Director
-------------------------------
    Ira Leon Rennert

/s/ James A. Armour                 President and Chief Executive Office
-------------------------------     (Principal Executive Officer)
    James A. Armour

/s/ Paul J. Cafiero                 Vice President and Chief Financial Officer
-------------------------------     (Principal Financial and Accounting Officer)
    Paul J. Cafiero


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

65