Form 10-Q
period 2000-01-31
AM GENERAL CORP
filed 2000-03-16
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE   SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                    --------------------------------------

               Delaware                                                    35-1852615
(State or other jurisdiction of incorporation                 (IRS Employer  Identification No.)
or organization )

       105 North Niles Avenue
       South Bend, Indiana                                                   46617
(Address of principal executive offices)                                  (Zip Code)
Registrant's telephone number, including area code                      (219) 284-2907

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90  days.  Yes X   No


Nine hundred shares of the registrant's common stock, par value $.01 per share, is outstanding as of March 16, 2000.

                             AM General Corporation
                                   Form 10-Q
                         Quarter Ended January 31, 2000

PART I - FINANCIAL INFORMATION                                                                                              3

 ITEM 1.  FINANCIAL STATEMENTS                                                                                              3

  Consolidated Balance Sheets                                                                                               3

  Consolidated Statements of Operations                                                                                     4

  Consolidated Statements of Cash Flows                                                                                     5

  Notes to Consolidated Financial Statements                                                                                6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                             7

  GENERAL                                                                                                                   7

  HUMVEE/HUMMER Segment                                                                                                     7

  Medium Truck Segment                                                                                                      8

  SPLO Segment                                                                                                              8

  STS/Other Segment                                                                                                         8

  Engine Segment                                                                                                            8

  Results of Operations                                                                                                     9

  Liquidity and Capital Resources                                                                                          12

  Year 2000 Business Matters                                                                                               12

  Forward-Looking Statements                                                                                               13

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                        13

PART II - OTHER INFORMATION                                                                                                14

 ITEM 1.  LEGAL PROCEEDINGS                                                                                                14

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                 15

SIGNATURES                                                                                                                 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                            January 31,               October 31,
                                      Assets                                                  2000                      1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
Current assets:
      Cash                                                                       $                   718                     1,081
      Accounts receivable, net                                                                    71,525                    77,081
      Inventories                                                                                 87,842                    84,589
      Prepaid expenses                                                                             1,605                       984
      Deferred income taxes                                                                        6,210                     6,210
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             167,900                   169,945

Income taxes receivable                                                                            4,752                     4,752
Property, plant, and equipment, net                                                               43,928                    43,858
Deferred income taxes                                                                             26,388                    26,388
Goodwill, net                                                                                     73,940                    75,012
Other assets                                                                                       4,322                     5,838
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $               321,230                   325,793
----------------------------------------------------------------------------------------------------------------------------------

                                 Liabilities and Stockholder's Deficit
----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Accounts payable                                                           $                41,582                    37,425
      Accrued expenses                                                                            70,379                    71,163
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        111,961                   108,588

Long-term debt                                                                                    89,363                    92,805
Postretirement benefits other than pensions, noncurrent portion                                  161,583                   160,403
Other long-term liabilities                                                                        7,105                     8,064
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                $               370,012                   369,860
----------------------------------------------------------------------------------------------------------------------------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      shares; issued and outstanding 5,000 shares.                               $                 5,000                     5,000
      Common stock, $.01 par value.  Authorized, issued and
      outstanding 900 shares.                                                                          0                         0
      Paid-in capital                                                                              1,000                     1,000
      Accumulated deficit                                                                        (54,782)                  (50,067)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                      (48,782)                  (44,067)
Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $               321,230                   325,793
----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                      January 31,
                                                                   -----------------------------------------------
                                                                                   2000                       1999
------------------------------------------------------------------------------------------------------------------

Net sales                                                       $                91,391                     87,637
------------------------------------------------------------------------------------------------------------------

Cost and expenses:
      Cost of sales                                                              79,837                     76,699
      Depreciation and amortization                                               3,223                      2,741
      Selling, general, and administrative expenses                               7,933                      7,868
------------------------------------------------------------------------------------------------------------------

Earnings  before interest and income taxes                                          398                        329
Interest income                                                                      85                         74
Interest expense                                                                 (4,128)                    (3,017)
------------------------------------------------------------------------------------------------------------------

Loss before income taxes and cumulative effect of accounting                     (3,645)                    (2,614)
 change
Income tax benefit                                                                    -                       (459)
------------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of accounting change                               (3,645)                    (2,155)

Cumulative effect of accounting change                                           (1,070)                         -
------------------------------------------------------------------------------------------------------------------

Net loss                                                        $                (4,715)                    (2,155)
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months
                                                                                                       Ended
                                                                                                     January 31,
                                                                                    ---------------------------------------
                                                                                                2000                   1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                   $            (4,715)                (2,155)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
             Restructuring payments                                                                -                    (91)
             Depreciation and amortization of plant and equipment                              1,890                  1,408
             Other amortization                                                                1,528                  1,618
             Increase (decrease) in inventory reserve                                            115                   (297)
             Deferred income taxes                                                                 -                   (210)
             Noncash other postretirement cost                                                 1,180                  1,678
              Cumulative effect of change in accounting principle                              1,071                      -
             Gain on sale of equipment                                                            (6)                     -
             Change in assets and liabilities:
                     Accounts receivable                                                       5,556                 12,680
                     Inventories                                                              (3,368)                (2,504)
                     Prepaid expenses                                                           (620)                  (151)
                     Other assets                                                                  -                    (91)
                     Accounts payable                                                          4,157                 (1,314)
                     Accrued expenses                                                           (785)                (2,965)
                     Income taxes                                                                  -                   (305)
                     Other liabilities                                                          (957)                  (172)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      5,046                  7,129
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                              6                      -
      Capital expenditures                                                                    (1,960)                (1,149)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (1,954)                (1,149)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net repayments under line-of-credit agreement                                           (3,455)                (7,854)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                         (3,455)                (7,854)
---------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                              (363)                (1,874)
Cash and cash equivalents at beginning of period                                               1,081                  2,687
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $               718                    813
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash items
      Interest paid                                                              $             6,127                  5,129
      Taxes paid                                                                                   -                     56
---------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K.

Note 2.  Inventories

         Inventories consisted of the following:

                                                                     January 31,
                                                                        2000                   October 31,
                                                                    (Unaudited)                   1999
                                                                ------------------          -----------------
Finished Goods                                                  $           23,297                     30,010
Service Parts                                                               21,931                     20,850
Raw Materials, supplies and work in progress                                49,181                     40,181
                                                                ------------------          -----------------
                                                                            94,409                     91,041
Less allowance for inventory obsolescence                                   (6,567)                    (6,452)
                                                                ------------------          -----------------
Total                                                           $           87,842                     84,589
                                                                ==================          =================


Note 3.  Change in Accounting Principle

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 is applicable to all non-governmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. All start-up costs previously capitalized are required to be fully amortized effective with adoption of SOP 98-5. Except for certain investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Except for certain specified investment companies, initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, Accounting Changes. The Company adopted SOP 98-5 in the first quarter of fiscal 2000 and incurred a cumulative effect expense of $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE"(R). The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling a commercial version of the HUMVEE under the registered trademark HUMMER(R) to industrial and retail users through its commercial dealer network. In December 1999, the Company entered into a series of agreements discussed below, with General Motors Corporation ("GM") pursuant to which, among other things, it transferred the HUMMER trademark to GM.

The Company classifies its operations into five business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS")/Other, and (v) Engines. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is providing management discussion on net sales, unit sales and gross margin for these business segments. Prior year financial information has been restated to provide discussion on comparative data. Management discussion relevant to other financial data will be presented on a consolidated basis only.

HUMVEE/HUMMER Segment

     HUMVEE

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each of the respective years must be appropriated pursuant to the annual Defense Budget. Through January 31, 2000, a total of 14,396 vehicles have been ordered on the X001 Contract. The FY00 Defense Bill contains the necessary funding for the expected fiscal year 2000 production.

The X001 contract expires at the end of the current fiscal year. The US Army's long-term acquisition plan for its Light Tactical Vehicle fleet includes developing an upgraded version of the HUMVEE which will be known as the A4 Series HUMVEEs. The plan further calls for the continuation of the current production contract to allow sufficient time to develop the A4 Series and award a production contract. The Company anticipates that negotiations on the follow-on contract will conclude by September 2000.

In the second quarter of fiscal year 2000, the Company expects to finalize negotiations with an international customer who is seeking to acquire 896 vehicles to be produced and delivered in fiscal 2000. In anticipation of this order, along with heightened demand for HUMMERs, the Company is increasing the production rate of HUMMER/HUMVEEs from the current rate of 18 units per day to 24 in mid-March, 2000.

In fiscal 1997, the Company manufactured 231 HUMVEEs for a foreign customer seeking to acquire HUMVEEs under the FMS program ("the FMS Customer"). Due to negotiation related difficulties in obtaining the order, these units remained in finished goods inventory at January 31, 2000. As a result, the Company's finished goods inventory was increased beyond normal operating levels.
Moreover, such delay resulted in a higher than expected level of borrowing by the Company under its revolving credit facility. Twenty-four (24) of these units were sold to another foreign customer in February 2000. The FMS Customer has indicated its intention to purchase the remaining units by formally requesting from the US Government an offer to begin negotiations. The order received US Congressional approval and the contract has been forwarded to the FMS Customer for execution. All signatures required by the customer's procurement office have been obtained and the order has been sent to the Defense Security Assistance Agency for further processing. It is anticipated that a contract for the order will be signed and the units delivered by the end of the current fiscal year.

     HUMMER

On December 21, 1999, the Company concluded a series of agreements with GM ("the GM Transaction") through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental cash flow. Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release a new generation vehicle (the "New Vehicle") bearing the HUMMER trademark (the "Trademark") and retain the Company to assemble New Vehicles over a seven and one half year period. As part of the GM Transaction, the Company assigned the Trademark to GM. Reference is hereby made to the GM Agreements filed as exhibits to the Company's Form 10-K filed with the Securities and Exchange Commission on January 31, 2000. The Company expects to begin assembling the New Vehicle for GM in approximately April 2002.

In response to higher demand for new model year HUMMERs from its dealer network, and to the international customer order referred to above, the Company is increasing the production of HUMMERs in March 2000 from 5.5 to 6 vehicles per day resulting in a new production rate of 24 HUMMER/HUMVEE vehicles per day.

Medium Truck Segment

On April 19, 1999, the Company completed production of 2-1/2 ton trucks under the Extended Service Program ("ESP") contract. The results of operations for the first quarter of 1999 include unit sales of 354 vehicles under this contract.

The Army/DoD is developing, at Congressional direction, an acquisition strategy/program to facilitate full and open competition for a new Family of Medium Tactical Trucks ("FMTV") multi-year production contract that will be awarded to a single contractor. Phase I (Prototype and test) contract award (for up to three contractors) is projected for November 2000 with a subsequent Phase II (Production) award to a single contractor in 2002. The Company has and will continue to actively and aggressively participate in all phases of the FMTV program.

SPLO Segment

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company and for non-AM General manufactured vehicles, including HUMMER/HUMVEEs, 2-1/2 and 5-ton trucks and others.

STS/Other Segment

The Company's STS operation provides technical support and engineers to the Army's Tank, Automotive and Armaments Command ("TACOM"). Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support. During the first three months of fiscal 2000, the Company's STS engineering group completed work on the Army's Second Source FMTV Phase I contract. This contract has since been replaced by a new acquisition strategy. See "Medium Truck Segment".

Engine Segment

The Company acquired its 6.5 liter diesel engine business from GM Powertrain, a division of GM on June 11, 1999. Under terms of the agreement, the Company has a license to produce and sell the 6.5 liter engine for a period of ten (10) years. The agreement further provides that GM's internal parts distributor, Service Parts Operation, will purchase all service requirements for this engine from AM General for the term of the agreement. The Company anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001 at a new, leased facility in Franklin, Ohio.

The results of operations for the first quarter of fiscal year 2000 include start-up costs associated with launching the plant and validating the assembly process.

Results of Operations

Three Months Ended January 31, 2000 ("first quarter of 2000") compared to Three Months Ended January 31, 1999 ("first quarter of 1999")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------
                     (in millions, except unit information)

                                                               Three months ended
                                                                  January 31,                          %
                                                              --------------------
                                                                 2000         1999      Change       Change
                                                              -------      -------      ------       ------
Net Sales
   HUMMER/HUMVEEs                                             $  75.9      $  49.4      $ 26.5         53.6%
   Medium Trucks                                                    -         22.8       (22.8)      (100.0)
   SPLO                                                          12.6         12.7        (0.1)        (0.8)
   STS/Other                                                      2.9          2.7          .2          7.4
                                                              -------      -------      ------       ------
                                                              $  91.4      $  87.6      $  3.8          4.3%
                                                              -------      -------      ------       ------

HUMVEE/HUMMER Unit Sales                                        1,226          846         380         44.9%

HUMVEE/HUMMER Average Unit Selling Prices                     $61,909      $58,392      $3,517          6.0%

Consolidated net sales increased $3.8 million, or 4.3% to $91.4 million in the first quarter of fiscal 2000 compared to fiscal 1999. The increase in net sales was due primarily to higher HUMMER/HUMVEE sales partially offset by lower sales in connection with the completion of the ESP contract in fiscal year 1999.

HUMMER/HUMVEE segment net sales increased $26.5 million, or 53.6% to $75.9 million in the first quarter of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily due to higher US Armed Forces requirements and increased demand for International HUMVEEs and Commercial HUMMERs. Higher average unit selling prices also contributed to the increase in net sales. HUMMER/HUMVEE average unit selling prices in the first quarter of fiscal 2000 increased 6.0% over fiscal 1999 levels. The increase is attributable to a negotiated price escalation on US Military HUMVEEs, a general price increase on model year 2000 HUMMERs, and a proportionate increase in sales of more expensive HUMMER models.

There were no Medium Truck segment net sales in the first quarter of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. Segment net sales for the first quarter of fiscal 1999 included $22.8 million of ESP contract revenue.

SPLO segment net sales decreased $.1 million, or .8% to $12.6 million in the first quarter of fiscal 2000 compared to fiscal 1999. The decrease in net sales is primarily attributable to lower demand for HUMMER parts.

STS/Other segment net sales increased $.2 million, or 7.4% to $2.9 million in the first quarter of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily due to a final billing on the closing out of the FMTV Second Source Phase I contract.

Analysis of Consolidated Gross Profit
-------------------------------------
                     (in millions, except unit information)

                                                Three months ended
                                                    January 31,                                                      %
                              ----------------------------------------------------
                                      2000%         %            1999%        %               Change              Change
                                     -----          -            -----        -            ------------         ----------

Gross Profit
   HUMMER/HUMVEEs                    $ 9.3          12.3%        $ 5.3        10.7%               $ 4.0               75.5%
   Medium Trucks                         -             -           4.1        18.0                 (4.1)            (100.0)
   SPLO                                1.4          11.1           1.1         8.7                  0.3               27.3
   STS/Other                           1.2          41.4           0.4        14.8                  0.8              200.0
   Engine                             (0.3)            -             -           -                 (0.3)            (100.0)
                              ----------------------------------------------------         ------------         ----------
                                     $11.6          12.7%        $10.9        12.5%               $ 0.7                6.4%


Consolidated gross profit increased $0.7 million, or 6.4% to $11.6 million in the first quarter of fiscal 2000 compared to fiscal 1999. The Company's consolidated gross profit margin for the first quarter of fiscal 2000 was 12.7% compared to 12.5% in fiscal 1999. The decrease is primarily attributable to reduced gross margin in the Medium Truck segment due to the completion of the ESP program partially offset by improved gross profit in the HUMMER/HUMVEE and STS/Other segments.

HUMMER/HUMVEE segment gross profit increased $4.0 million, or 75.5% to $9.3 million in the first quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit margin was 12.3% in the first quarter of fiscal 2000 compared to 10.7% in fiscal 1999. The increase in gross profit is primarily attributable to higher sales volumes in connection with increased military requirements and stronger commercial market demands.

There was no Medium Truck segment gross profit in the first quarter of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. The results of operations for the first quarter of fiscal 1999 included $4.1 million of gross profit from the ESP contract. The segment gross profit margin was 18.2% in the first quarter of 1999.

SPLO segment gross profit increased $0.3 million, or 27.3% to $1.4 million in the first quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit margin for the first quarter of 2000 was 11.1% compared to 8.7% in fiscal 1999. The increase in gross profit margin is directly related to selling a higher concentration of more profitable HUMVEE spare parts, partially offset by reduced sales and higher warehousing expense.

STS/Other segment gross profit increased $0.8 million, or 200.0% to $1.2 million in the first quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit margin for the first quarter of 2000 was 41.4% compared to 14.1% in fiscal 1999. The increase is primarily due to the Company's FMTV Phase I contract.

Engine segment gross profit was ($0.3) million in the first quarter of fiscal 2000 primarily due to start-up costs in connection with the new Franklin, Ohio manufacturing facility.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $3.2 million for the first quarter of 2000, an increase of $.5 million or 18.5% from $2.7 million for the first quarter of 1999. The increase is primarily attributable to higher tooling amortization costs directly related to increased production volumes in fiscal 2000 and the amortization of costs incurred in fiscal 1999 in connection with the implementation of a new Enterprise Resource Planning system ("ERP").

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses remained unchanged at $7.9 million for the first quarters of fiscal 2000 and 1999. SG&A for the first quarter of fiscal 2000 includes $0.3 million related to the start-up of the 6.5 liter engine plant.

Earnings before Interest and Income Taxes

The Company recorded earnings before interest and income taxes for the first quarter of fiscal 2000 of $0.4 million, an increase of $0.1 million from income before interest and income taxes of $.3 million in fiscal 1999. The increase in earnings before interest and income taxes is primarily attributable to higher gross margin partially offset by higher depreciation and amortization expense.

Interest Income and Expense

Interest expense for the first quarter of 2000 was $4.1 million, an increase of $1.1 million or 36.7% from $3.0 million for the first quarter of 1999. Average debt outstanding during the first quarter of 2000 was $97.1 million at a weighted average interest rate of 11.8%. Average debt outstanding during the first quarter of fiscal 1999 was $88.0 million at a weighted average interest rate of 12.4%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility primarily due to the increase in raw material inventory levels, partially offset by the $6.4 million reduction in the Company's 12 7/8 Senior Notes in connection with the excess cash flow buy-back in fiscal 1999. The increase in interest expense was due primarily to a fee paid to the Holders of the 12 7/8% Senior Notes for their consent to the GM Transaction and interest expense paid to TACOM in connection with a contract modification. Interest income remained unchanged at $0.1 million.

Income Tax Benefit

As of October 31, 1999 the Company had utilized all of its available loss carryback and therefore there was no income tax benefit recorded for the first quarter of fiscal 2000. The income tax benefit was $0.5 million for the first quarter of fiscal 1999 and was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill.

Cumulative Effect of Accounting Change

The Company incurred a charge of $1.1 million for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs. See Note 3 to Consolidated Financial Statements for additional information.

Net Loss

The net loss for the first quarter of fiscal 2000 was $4.7 million, an increase of $2.5 million from a net loss of $2.2 million in the first quarter of fiscal
1999.   As discussed above, the increase in net loss was primarily due to the one-time charge in connection with a change in accounting principle, higher interest expense in the first quarter of fiscal 2000 and the unavailability of a loss carryback in fiscal 2000.

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

Cash provided by operating activities was $5.0 million for the three months ended January 31, 2000 compared to $7.1 million for the three months ended January 31, 1999. The key factors affecting cash flow from operating activities during the first three months of 2000 were reductions in accounts receivable and other assets and an increase in accounts payable partially offset by the net
loss, an increase in inventory, and reductions in accrued expenses.   Other
factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at January 31, 2000 were $6.3 million lower than levels at the end of the prior fiscal year primarily due to higher than normal receivables at the end of fiscal 1999 in connection with military vehicles sold at the end of the year.

Net inventory levels at January 31, 2000 were $3.3 million higher than levels at the end of the prior fiscal year due to higher raw material and SPLO inventory partially offset by lower finished goods inventory. Raw material inventory levels were intentionally increased beyond normal operating levels during the conversion to a new ERP system to assure uninterrupted production, and to a lesser extent to mitigate the effects of any vendor related Year 2000 problems. The parts will be consumed in the second quarter of fiscal 2000 and raw material will return to normal levels.

During the first three months of fiscal 2000, the Company spent $1.9 million on capital expenditures primarily on data equipment, leasehold improvements, vendor tooling, and expenditures in connection with the 6.5 liter diesel engine project, as compared to $1.1 million during the three months ended January 31, 1999. The Company anticipates additional capital expenditures in fiscal 2000 of approximately $99.4 million of which $84.0 million is in connection with the construction of the New Vehicle assembly facility and will be funded with the proceeds of a GM loan. The Company anticipates it will incur additional capital expenditures of approximately $10.3 million on vendor tooling, machinery and
equipment, vehicles and other capital requirements.   These capital requirements
will be funded from operating cash flow and availability under the revolving credit facility, and other permitted financing sources. The Company anticipates it will spend approximately $5.1 million on the acquisition of the HUMMER/HUMVEE manufacturing facility for which it has a financing commitment from a local bank.

To repay the GM Loan, the Company will pay to GM a pre-agreed portion of the assembly fee received for assembling each New Vehicle. If New Vehicles are ordered and assemble at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the New Vehicle

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of January 31, 2000, the Company had borrowings outstanding of $21.5 million and approximately $6.2 million of availability under this facility.

The Revolving Credit Agreement contains numerous covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The indenture governing the outstanding 12-7/8% Senior Notes also imposes limitations on the incurrence of additional indebtedness. The Revolving Credit Agreement and Indenture were amended in December to permit the GM Transaction. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Year 2000 Business Matters

To date, the Company has not experienced any significant Year 2000 related computer problems. The Company continues to monitor its computer applications but does not anticipate any problems will arise relevant to the Year 2000 issue.

Forward-Looking Statements

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1955, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines; volume of orders for the New Vehicle in connection with the GM Transaction; the ability to complete the New Facility within the limits of the GM Loan; the outcome of the FMTV competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


 Nevada Product Liability Case


 In February 2000, the Company settled the previously reported product liability case, instituted in Clark County, Nevada in 1995, based on an accident involving an M35 Truck (a two-and-a-half ton military truck). The settlement amount will be paid by the Company's liability insurance carriers.

 Castellon v AM General


 On December 13, 1999, former employee Oscar Castellon filed a complaint in US District Court in South Bend, Indiana. The complaint alleges that, after Castellon was discharged for theft, the Company refused to reinstate him because of his race (Hispanic) and national origin. The Company has retained counsel. Counsel has filed a motion to dismiss Castellon's complaint. Castellon's counsel has requested an indefinite continuance because of his (counsel's) ongoing treatment for heart problems. The Company expects to eventually prevail in this case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

    Exhibit No.                                         Description
-------------------      -----------------------------------------------------------------------
       10.34               Lease dated October 6, 1999 between Dayton Sunrise Partners, L.P.
                           and AM General Corporation

        27                 Financial Data Schedule


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 16, 1999             AM GENERAL CORPORATION
                                        Registrant


                                  By    /s/ Paul J. Cafiero
                                        --------------------------------
                                            Paul J. Cafiero
                                            Vice President and
                                            Chief Financial Officer
                                            Duly authorized officer and
                                            principal financial and accounting
                                            officer



                                 EXHIBIT INDEX

    Exhibit No.                                         Description
-------------------      -----------------------------------------------------------------------
     10.34                 Lease dated October 6, 1999 between Dayton Sunrise
                           Partners, L.P. and AM General Corporation.

        27                 Financial Data Schedule