Form 10-Q
period 2000-04-30
AM GENERAL CORP
filed 2000-06-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number: 33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                               _________________

                    Delaware                                        35-1852615
(State or other jurisdiction of incorporation or         (IRS Employer Identification No.)
organization)

              105 North Niles Avenue
                South Bend, Indiana                             46617
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code         (219) 284-2907

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of June 14, 2000.

                            AM General Corporation
                                   Form 10-Q
                         Quarter Ended April 30, 2000

PART I - FINANCIAL INFORMATION                                                                           3


   ITEM 1. FINANCIAL STATEMENTS                                                                          3

     Consolidated Balance Sheets                                                                         3

     Consolidated Statements of Operations                                                               4

     Consolidated Statements of Cash Flows                                                               5

     Notes to Consolidated Financial Statements                                                          6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.        7

     GENERAL                                                                                             7

     HUMVEE/HUMMER Segment                                                                               7

     Medium Truck Segment                                                                                8

     SPLO Segment                                                                                        8

     STS/Other Segment                                                                                   8

     Engine Segment                                                                                      8

     H2 Segment                                                                                          8

     Results of Operations                                                                               9

     Liquidity and Capital Resources                                                                    15

     Forward-Looking Statements                                                                         16

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   16

PART II - OTHER INFORMATION                                                                             17

   ITEM 1. LEGAL PROCEEDINGS                                                                            17

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                             18

SIGNATURES                                                                                              19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                     April 30,   October 31,
                            Assets                                     2000         1999
--------------------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:

  Cash                                                               $   1,834        1,081
  Accounts receivable, net                                              71,206       77,081
  Inventories                                                           92,468       84,589
  Prepaid expenses                                                       1,132          984
  Deferred income taxes                                                  6,293        6,210
--------------------------------------------------------------------------------------------
Total current assets                                                   172,933      169,945


Income taxes receivable                                                  4,752        4,752
Property, plant, and equipment, net                                     51,169       43,858
Deferred income taxes                                                   26,304       26,388
Goodwill, net                                                           72,869       75,012
Other assets                                                             3,877        5,838
--------------------------------------------------------------------------------------------
                                                                     $ 331,904      325,793
============================================================================================

                            Liabilities and Stockholder's Deficit
--------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                               $     227         --
  Accounts payable                                                      42,698       37,425
  Accrued expenses                                                      77,026       71,163
--------------------------------------------------------------------------------------------
Total current liabilities                                              119,951      108,588


Long-term debt                                                          96,183       92,805
Postretirement benefits other than pensions, noncurrent portion        162,705      160,403
Other long-term liabilities                                              6,681        8,064
--------------------------------------------------------------------------------------------
Total liabilities                                                    $ 385,520      369,860
--------------------------------------------------------------------------------------------

Stockholder's deficit:
  8% cumulative preferred stock, $1,000 par value. Authorized 10,000
  shares; issued and outstanding 5,000 shares                        $   5,000        5,000
  Common stock, $.01 par value. Authorized, issued and
  outstanding 900 shares.                                                 --           --
  Paid-in capital                                                        1,000        1,000
  Accumulated deficit                                                  (59,616)     (50,067)
--------------------------------------------------------------------------------------------
Total stockholder's deficit                                            (53,616)     (44,067)
Commitments and contingencies
--------------------------------------------------------------------------------------------
                                                                     $ 331,904      325,793
============================================================================================

         See accompanying notes to consolidated financial statements.

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

=========================================================================================================================
                                                                        Three Months Ended           Six Months Ended
                                                                             April 30,                   April 30,
                                                                     ----------------------     -------------------------
                                                                        2000         1999           2000           1999
=========================================================================================================================
Net Sales                                                            $ 100,310      103,258        191,701        190,895
=========================================================================================================================

Cost and expenses:
   Cost of Sales                                                        90,038       89,134        169,876        165,833
   Depreciation and amortization                                         3,365        2,891          6,587          5,632
   Selling, general, and administrative expenses                         8,541        7,019         16,474         14,887
   Restructuring/plant closing                                               -         (401)             -           (401)
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before interest and income taxes                          (1,634)       4,615         (1,236)         4,944
Interest income                                                             32          179            117            253
Interest expense                                                        (3,130)      (2,707)        (7,258)        (5,724)
=========================================================================================================================

Income (loss) before income taxes and cumulative effect
  of accounting change                                                  (4,732)       2,087         (8,377)          (527)
Income tax expense                                                        (102)      (1,218)          (102)          (759)
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting change             (4,834)         869         (8,479)        (1,286)


Cumulative effect of accounting change                                       -            -         (1,070)             -
=========================================================================================================================

Net income (loss)                                                    $  (4,834)         869         (9,549)        (1,286)
=========================================================================================================================

         See accompanying notes to consolidated financial statements.

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Six Months Ended
                                                                                                             April 30,
                                                                                                  -----------------------------
                                                                                                       2000               1999
===============================================================================================================================
Cash flows from operating activities:
   Net loss                                                                                       $    (9,549)           (1,286)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Restructuring/plant closing charges                                                                  -              (401)
       Restructuring payments                                                                            (309)             (292)
       Depreciation and amortization of plant and equipment                                             3,922             2,966
       Other amortization                                                                               3,057             3,187
       Decrease in inventory reserve                                                                   (1,041)             (496)
       Deferred income taxes                                                                                1              (747)
       Noncash other postretirement cost                                                                2,302             3,355
       Cumulative effect of change in accounting principle                                              1,071                 -
       Gain on sale of equipment                                                                          (25)                -
       Change in assets and liabilities:
           Accounts receivable                                                                          5,875            15,643
           Inventories                                                                                 (6,955)              780
           Prepaid expenses                                                                              (148)              212
           Other assets                                                                                     1             1,495
           Accounts payable                                                                             5,273            (5,270)
           Accrued expenses                                                                             5,772             2,106
           Income taxes                                                                                    91             1,410
           Other liabilities                                                                           (1,074)             (889)
===============================================================================================================================
Net cash provided by operating activities                                                               8,264            21,773
===============================================================================================================================

Cash flows from investing activities:
   Proceeds from sale of equipment                                                                         59                 -
   Capital expenditures                                                                               (11,150)           (3,216)
===============================================================================================================================
Net cash used in investing activities                                                                 (11,091)           (3,216)
===============================================================================================================================

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreement                                             311            (7,854)
   Proceeds from issuance of long-term debt                                                             3,312                 -
   Repayment of long-term debt                                                                            (43)                -
===============================================================================================================================
Net cash provided by (used in) financing activities                                                     3,580            (7,854)
===============================================================================================================================
Net change in cash                                                                                        753            10,703
Cash and cash equivalents at beginning of period                                                        1,081             2,687
===============================================================================================================================
Cash and cash equivalents at end of period                                                        $     1,834            13,390
===============================================================================================================================

Supplemental disclosure of cash items
   Interest paid                                                                                  $     6,127             5,146
   Taxes paid                                                                                              11                96
-------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1999.

Note 2. Inventories

          Inventories consisted of the following:

                                                             April 30,
                                                               2000         October 31,
                                                            (Unaudited)        1999
                                                            -----------     -----------
               Finished Goods                                 $ 24,906        30,010
               Service Parts                                    24,955        20,850
               Raw Materials, supplies and work in progress     48,017        40,181
                                                            -----------     -----------
                                                                97,878        91,041
               Less allowance for inventory obsolescence        (5,410)       (6,452)
                                                            -----------     -----------
               Total                                          $ 92,468        84,589
                                                            -----------     -----------



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE" (R)). The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling a commercial version of the HUMVEE under the registered trademark HUMMER (R) to industrial and retail users through its commercial dealer network. In December 1999, the Company entered into a series of agreements with General Motors Corporation ("GM") pursuant to which, among other things, it transferred the HUMMER trademark to GM which plans to use the HUMMER trademark on a new generation HUMMER vehicle (the "H2"), which GM plans to begin selling in 2002. The H2 will be assembled by the Company for GM under a multi-year contract.

The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS")/Other, (v) Engines and (vi) H2. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is providing management discussion on net sales, unit sales and gross margin for these business segments. Prior year financial information has been restated to provide discussion on comparative data. Management discussion relevant to other financial data will be presented on a consolidated basis only.


HUMVEE/HUMMER Segment

     HUMVEE

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each year must be appropriated pursuant to the annual Defense Budget. The FY00 Defense Bill contains the necessary funding for the expected fiscal year 2000 production. Through April 30, 2000, a total of 15,264 vehicles have been ordered on the X001 Contract.

The X001 contract expires at the end of the current fiscal year. The US Army's long-term acquisition plan for its Light Tactical Vehicle fleet includes developing an upgraded version of the HUMVEE which will be known as the A4 Series HUMVEEs. The plan further calls for the continuation of the current production contract to allow sufficient time to develop the A4 Series and award a production contract. The Company is currently negotiating the A4 Design/Development contract, and on May 31, 2000, received authorization from the US Army Tank-Automotive and Armaments Command ("TACOM") to incur up to $150,000 in pre-contract costs to cover the design and developmental effort for the A4 Series HUMVEE. The Company anticipates this contact will be executed by late June 2000 for an amount exceeding $13 million.

On March 29, 2000, the Company finalized negotiations with a foreign government seeking to acquire 896 HUMVEEs to be produced and delivered in fiscal 2000. Due to this order, along with heightened demand for HUMMERs, the Company increased the production rate of HUMMER/HUMVEEs from 18 units per day to 24 on March 20, 2000.

In fiscal 1997, the Company manufactured 231 HUMVEEs for a foreign customer seeking to acquire HUMVEEs under the FMS program ("the FMS Customer"). On May 19, 2000, the Company finalized negotiations with the FMS Customer and executed a contract for the sale to that customer of 239 vehicles. As of June 14, 2000, the Company has delivered 154 vehicles to the FMS Customer and anticipates delivering 53 more units in June. Due to the delay in negotiating the order, twenty-four (24) of the original units were sold to another foreign customer in February 2000. As a result, the Company will manufacture those 24 units plus 8 additional units for delivery in July.

     HUMMER

The Company received orders for 508 HUMMER vehicles valued at $33.0 million during the second quarter of 2000 compared to 381 HUMMER vehicles valued at $23.7 million ordered during the second quarter of 1999. In response to higher demand for new model year HUMMERs from its dealer network, along with higher demand for military HUMVEEs as described above, the Company increased the production of HUMMER/HUMVEEs on March 20, 2000 from 18 to 24 vehicles per day.

Medium Truck Segment

On April 19, 1999, the Company completed production of 2-1/2 ton trucks under the Extended Service Program ("ESP") contract. The results of operations for the second quarter of 1999 include unit sales of 353 vehicles under this contract.

The Army/DoD is developing, at Congressional direction, an acquisition strategy/program to facilitate full and open competition for a new Family of Medium Tactical Trucks ("FMTV") multi-year production contract that will be awarded to a single contractor. Phase I (Prototype and test) contract award (for up to three contractors) is projected for November 2000 with a subsequent Phase II (Production) award to a single contractor in 2002. A DoD request for proposal is scheduled for release in July 2000.

SPLO Segment

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company and for non-AM General manufactured vehicles, including HUMMER/HUMVEEs, 2-1/2 and 5-ton trucks and others.

STS/Other Segment

The Company's STS operation provides technical support and engineers to TACOM. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

Engine Segment

The Company acquired its 6.5 liter diesel engine business from GM Powertrain, a division of GM on June 11, 1999. Under terms of the agreement, the Company has a license to produce and sell the 6.5 liter engine for a period of ten years. The agreement further provides that GM's internal parts distributor, Service Parts Operation, will purchase all service requirements for this engine from AM General for the term of the agreement. As of June 14, 2000 the Company has manufactured nine validation engines which are being tested. The Company expects assembly validation to be complete by the end of June 2000 and anticipates beginning low-rate production in July 2000 and full production by the first quarter of 2001 at a new, leased facility in Franklin, Ohio.

The results of operations for the first six months of fiscal year 2000 include $2.0 million of start-up costs associated with launching the plant and validating the assembly process, of which $1.2 million represents selling, general and administrative expenses.

H2 Segment

On December 21, 1999, the Company concluded a series of agreements with GM ("the GM Transaction") pursuant to which GM will design, engineer, certify and sell a new generation HUMMER vehicle to be known as the H2. Reference is hereby made to the GM Agreements filed as exhibits to the Company's Form 10-K filed with the Securities and Exchange Commission on January 31, 2000. The Company expects to begin assembling the H2 for GM in April 2002.

During the second quarter of fiscal 2000, the Company selected Albert Kahn Associates, Inc. to provide program management, engineering and architectural services for a new H2 assembly facility. The Company also purchased several tracts of land adjacent to the HUMMER/HUMVEE manufacturing facility on which the new H2 facility will be located. Construction of the new facility is expected to commence in August 2000.

The results of operations for the first six months of fiscal year 2000 include $0.6 million of costs associated with launching the H2 program.

Results of Operations

Three Months Ended April 30, 2000 ("second quarter of 2000") compared to Three Months Ended April 30, 1999 ("second quarter of 1999")

Analysis of Net Sales and Unit Sales Information
------------------------------------------------
                               (in millions, except unit information)

                                               Three months ended
                                                   April 30,
                                             ----------------------
                                                                                  %
                                                2000       1999     Change     Change
                                                ----       ----     ------     ------
Net Sales
 HUMMER/HUMVEEs                               $  77.3    $  63.3    $ 14.0      22.1 %
 Medium Trucks                                      -       22.8     (22.8)   (100.0)
 SPLO                                            19.7       13.8       5.9      42.8
 STS/Other                                        3.3        3.4      (0.1)     (2.9)
                                              ----------------------------------------
                                              $ 100.3    $ 103.3      (3.0)     (2.9)%
                                              ----------------------------------------

 HUMMER/HUMVEE Unit Sales                       1,220      1,071       149      13.9 %

 HUMMER/HUMVEE Average Unit Selling Price     $63,361    $59,104    $4,257       7.2 %



Consolidated net sales decreased $3.0 million, or 2.9% to $100.3 million in the second quarter of fiscal 2000 compared to fiscal 1999. The decrease in net sales was due primarily to lower sales in connection with the completion of the ESP contract in fiscal year 1999 partially offset by higher HUMMER/HUMVEE and SPLO sales.

HUMMER/HUMVEE segment net sales increased $14.0 million, or 22.1% to $77.3 million in the second quarter of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily due to higher US Armed Forces requirements and increased demand for HUMMERs and International HUMVEEs. Higher average unit selling prices also contributed to the increase in net sales. HUMMER/HUMVEE average unit selling prices in the second quarter of fiscal 2000 increased 7.2% over fiscal 1999 levels. The increase is attributable to a negotiated price escalation on US Military HUMVEEs, a general price increase on model year 2000 HUMMERs, and a proportionate increase in sales of more expensive HUMMER models.

There were no Medium Truck segment net sales in the second quarter of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. Segment net sales for the second quarter of fiscal 1999 included $22.8 million of ESP contract revenue.

SPLO segment net sales increased $5.9 million, or 42.8% to $19.7 million in the second quarter of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily attributable to a large HUMVEE engine order with the US Government.

STS/Other segment net sales decreased $.1 million, or 2.9% to $3.3 million in the second quarter of fiscal 2000 compared to fiscal 1999. The decrease in net sales is primarily due to a reduction in engineering labor hours requested by the US Government.

Analysis of Consolidated Gross Profit
-------------------------------------
                               (in millions, except unit information)

                                       Three months ended
                                            April 30,
                           ------------------------------------------
                                        % of                  % of
                            2000     Net Sales     1999    Net Sales       Change     Change
                            ----     ---------     ----    ---------       ------     ------
Gross Profit
 HUMMER/HUMVEEs             $ 7.5        9.7%        6.8      10.7%       $  0.7       10.3 %
 Medium Trucks                  -          -         5.5      24.1          (5.5)    (100.0)
 SPLO                         2.4       12.2         1.6      11.6           0.8       50.0
 STS/Other                    0.9       27.3         0.2       5.9           0.7      350.0
 Engine                      (0.5)         -           -         -          (0.5)    (100.0)
                           ---------------------------------------       -------   ---------
                            $10.3       10.3%       14.1      13.6%       $ (3.8)     (27.0)%


Consolidated gross profit decreased $3.8 million, or 27.0% to $10.3 million in the second quarter of fiscal 2000 compared to fiscal 1999. The Company's consolidated gross profit for the second quarter of fiscal 2000 was 10.3% compared to 13.6% in fiscal 1999. The decrease is primarily attributable to lower gross profit in the Medium Truck segment due to the completion of the ESP program partially offset by higher gross margin in the HUMMER/HUMVEE, SPLO and STS/Other segments.

HUMMER/HUMVEE segment gross profit increased $0.7 million, or 10.3% to $7.5 million in the second quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit was 9.7% in the second quarter of fiscal 2000 compared to 10.7% in fiscal 1999. The increase in gross profit is primarily attributable to higher sales volumes in connection with increased military and commercial demand, higher absorption of fixed manufacturing costs in connection with the increased production rate from 16.5 vehicles per day during the second quarter of 1999 compared to 24 vehicles per day for approximately half of the second quarter of 2000, and lower variable per unit manufacturing costs. This increase was partially offset by a $4.4 million adjustment for HUMMER warranty expenses ("the Warranty Adjustment") in connection with higher than estimated warranty claims on prior year models.

There was no Medium Truck segment gross profit in the second quarter of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. The results of operations for the second quarter of fiscal 1999 included $5.5 million of gross profit from the ESP contract. The segment gross profit was 24.1% in the second quarter of 1999.

SPLO segment gross profit increased $0.8 million, or 50.0% to $2.4 million in the second quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit for the second quarter of 2000 was 12.2% compared to 11.6% in fiscal 1999. The increase in gross profit margin is directly related to selling a higher concentration of more profitable HUMVEE spare parts, partially offset by higher warehousing expenses.

STS/Other segment gross profit increased $0.7 million, or 350.0% to $0.9 million in the second quarter of fiscal 2000 compared to fiscal 1999. The segment gross profit for the second quarter of 2000 was 27.3% compared to 5.9% in fiscal 1999.

Engine segment gross profit was ($0.5) million in the second quarter of fiscal 2000 primarily due to start-up costs in connection with the new Franklin, Ohio manufacturing facility.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $3.4 million for the second quarter of 2000, an increase of $.5 million or 17.2% from $2.9 million for the second quarter of 1999. The increase is primarily attributable to higher tooling amortization costs directly related to increased production volumes in fiscal 2000 and the amortization of costs incurred in fiscal 1999 in connection with the implementation of a new Enterprise Resource Planning system ("ERP").

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $8.5 million for the second quarter of 2000, an increase of $1.5 million or 21.4% from $7.0 million for the second quarter of 1999. The increase is primarily due to higher salary expenses in connection with increased staffing at the engine facility, legal and engineering fees related to the GM transaction and higher marketing costs in connection with the HUMMER.

Income (loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for the second quarter of fiscal 2000 of $1.6 million, a decrease of $5.0 million from income before interest and income taxes of $4.6 million in fiscal 1999. The decrease in income before interest and income taxes is primarily attributable to the reduction in gross profit discussed above and higher selling, general and administrative expenses.

Interest Income and Expense

Interest expense for the second quarter of 2000 was $3.1 million, an increase of $.4 million or 14.8% from $2.7 million for the second quarter of 1999. Average debt outstanding during the first quarter of 2000 was $96.9 million at a weighted average interest rate of 11.6%. Average debt outstanding during the second quarter of fiscal 1999 was $75.0 million at a weighted average interest rate of 12.8%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility primarily due to the increase in raw material inventory levels, partially offset by the $6.4 million reduction in the Company's 12 7/8 Senior Notes in connection with the excess cash flow buy-back in fiscal 1999. Interest income decreased slightly during the second quarter of fiscal 2000.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $0.1 million for the second quarter of fiscal 2000, a decrease of $1.1 million from income tax expense of $1.2 million for the second quarter of 1999. The Federal income tax benefit resulting from net operating losses incurred during the second quarter of fiscal 2000 were offset by an increase in the Company's valuation allowance for deferred tax assets.

Net Income (Loss)

The net loss for the second quarter of fiscal 2000 was $4.8 million, an increase of $5.7 million from net income of $.9 million in the second quarter of fiscal 1999. As discussed above, the increase in net loss was primarily due to reductions in gross margin and increases in selling, general and administrative expenses and interest expense.

Six Months Ended April 30, 2000 ("first six months of 2000") compared to Six Months Ended April 30, 1999 ("first six months of 1999")

Analysis of Net Sales and Unit Sales Information
------------------------------------------------
                    (in millions, except unit information)

                                                Six months ended
                                                   April 30,                                             %
                                            ------------------------
                                            2000                1999                Change            Change
                                            ----                ----                ------            ------
Net Sales
  HUMMER/HUMVEEs                            $  153.2            $  112.7            $  40.5           35.9  %
  Medium Trucks                                 -                   45.6              (45.6)        (100.0)
  SPLO                                          32.3                26.5                5.8           21.9
  STS/Other                                      6.2                 6.1                0.1            1.6
                                            --------------------------------------------------------------
                                            $  191.7            $  190.9            $   0.8            0.4  %
                                            --------------------------------------------------------------

HUMMER/HUMVEE Unit Sales                       2,446               1,917                529           27.6  %

HUMMER/HUMVEE Average Unit Selling Price    $ 62,633            $ 58,790            $ 3,843            6.5  %

Consolidated net sales increased $0.8 million, or 0.4% to $191.7 million for the first six months of fiscal 2000 compared to fiscal 1999. The increase in net sales was due primarily to higher HUMMER/HUMVEE and SPLO sales partially offset by lower Medium Truck sales in connection with the completion of the ESP contract in fiscal year 1999.

HUMMER/HUMVEE segment net sales increased $40.5 million, or 35.9% to $153.2 million for the first six months of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily due to higher US Armed Forces requirements and increased demand for International HUMVEEs and Commercial HUMMERs. Higher average unit selling prices also contributed to the increase in net sales. HUMMER/HUMVEE average unit selling prices for the first six months of fiscal 2000 increased 6.5% over fiscal 1999 levels. The increase is attributable to a negotiated price escalation on US Military HUMVEEs, a general price increase on model year 2000 HUMMERs, and a proportionate increase in sales of more expensive HUMMER models.

There were no Medium Truck segment net sales during the first six months of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. Segment net sales for the first six months of fiscal 1999 included $45.6 million of ESP contract revenue.

SPLO segment net sales increased $5.8 million, or 21.9% to $32.3 million in the first six months of fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily attributable to a large engine order delivered in the second quarter of fiscal 2000.

STS/Other segment net sales increased $0.1 million, or 1.6% to $6.2 million for the first six months of fiscal 2000 compared to fiscal 1999. The increase was due primarily to HUMMER royalties

Analysis of Consolidated Gross Profit
-------------------------------------
                    (in millions, except unit information)

                                                Six months ended
                                                    April 30,
                                 ---------------------------------------------
                                               %                            %
                                 2000      Net Sales       1999        Net Sales         Change          Change
                                 ----      ---------       ----        ---------         ------          ------
            Gross Profit
             HUMMER/HUMVEEs      $  16.8     11.0%        $  12.1         10.7%          $   4.7           38.8  %
             Medium Trucks             -        -             9.6         21.1              (9.6)        (100.0)
             SPLO                    3.8     11.8             2.7         10.2               1.1           40.7
             STS/Other               2.1     33.9             0.6          9.8               1.5          250.0
             Engine                 (0.8)       -               -            -              (0.8)        (100.0)
                                 ----------------------------------------------          -------         ---------
                                 $  21.9     11.4%        $  25.0         13.1%          $  (3.1)         (12.4) %

Consolidated gross profit decreased $3.1 million, or 12.4% to $21.9 million in the first six months of fiscal 2000 compared to fiscal 1999. The Company's consolidated gross profit for the first six months of fiscal 2000 was 11.4% compared to 13.1% in fiscal 1999. The decrease is primarily attributable to lower profit in the Medium Truck segment due to the completion of the ESP program partially offset by higher gross profit in the HUMMER/HUMVEE, SPLO and STS/Other segments.

HUMMER/HUMVEE segment gross profit increased $4.7 million, or 38.8% to $16.8 million in the first six months of fiscal 2000 compared to fiscal 1999. The segment gross profit was 11.0% in the first six months of fiscal 2000 compared to 10.7% in fiscal 1999. The increase in gross profit is primarily attributable to higher sales volumes in connection with increased military and commercial demand, higher absorption of fixed manufacturing costs in connection with the increased production rate from 16.5 vehicles per day during the second quarter of 1999 compared to 24 vehicles per day for approximately half of the second quarter of 2000, and lower variable per unit manufacturing costs. This increase was partially offset by the Warranty Adjustment.

There was no Medium Truck segment gross profit in the first six months of fiscal 2000 due to the completion of the ESP contract in fiscal 1999. The results of operations for the first six months of fiscal 1999 included $9.6 million of gross profit from the ESP contract. The segment gross profit was 21.1% in the second quarter of 1999.

SPLO segment gross profit increased $1.1 million, or 40.7% to $3.8 million in the first six months of fiscal 2000 compared to fiscal 1999. The segment gross profit for the first six months of 2000 was 11.8% compared to 10.2% in fiscal 1999. The increase in gross profit margin is directly related to increased sales associated with a US Government parts order and selling a higher concentration of more profitable HUMVEE spare parts.

STS/Other segment gross profit increased $1.5 million, or 250.0% to $2.1 million in the first six months of fiscal 2000 compared to fiscal 1999. The segment gross profit for the first six months of 2000 was 33.9% compared to 9.8% in fiscal 1999. The increase is primarily due to profit under the Company's FMTV Phase I contract which was closed out in the first quarter of fiscal 2000.

Engine segment gross profit was ($0.8) million in the first six months of fiscal 2000 primarily due to start-up costs in connection with the new Franklin, Ohio manufacturing facility.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $6.6 million for the first six months of 2000, an increase of $1.0 million or 17.9% from $5.6 million for the first six months of 1999. The increase is primarily attributable to higher tooling amortization costs directly related to increased production volumes in fiscal 2000 and the amortization of costs incurred in fiscal 1999 in connection with the implementation of a new ERP system.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $16.5 million for the first six months of 2000, an increase of $1.6 million or 10.7% from $14.9 million for the first six months of 1999. The increase is primarily due to higher salary expenses in connection with increased staffing at the engine facility, legal and engineering fees related to the GM Transaction and higher marketing costs in connection with the HUMMER.

Income (loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for the first six months of fiscal 2000 of $1.2 million, a decrease of $6.1 million from income before interest and income taxes of $4.9 million in fiscal 1999. The decrease in income before interest and income taxes is primarily due to lower gross profit described above, higher selling, general and administrative expenses and higher depreciation and amortization expense.

Interest Income and Expense

Interest expense for the first six months of fiscal 2000 was $7.3 million, an increase of $1.6 million or 28.1% from $5.7 million for the first six months of 1999. Average debt outstanding during the first six months of 2000 was $97.0 million at a weighted average interest rate of 11.7%. Average debt outstanding during the first six months of fiscal 1999 was $79.3 million at a weighted average interest rate of 12.7%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility primarily due to the increase in raw material inventory levels, partially offset by the $6.4 million reduction in the Company's 12 7/8 Senior Notes in connection with the excess cash flow buy-back in fiscal 1999. The increase in interest expense was due primarily to increased borrowings under the Company's revolving credit facility, a fee paid to the Holders of the 12 7/8% Senior Notes for their consent to the GM Transaction and interest expense paid to TACOM in connection with a contract modification partially offset by the reduction in the Company's 12 7/8% Senior Notes. Interest income decreased by $0.1 million during the first six months of fiscal 2000.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $0.1 million for the first six months of fiscal 2000, a decrease of $0.7 million from income tax expense of $0.8 million for the first six months of 1999. The Federal income tax benefit resulting from net operating losses incurred during the first six months of fiscal 2000 were offset by an increase in the Company's valuation allowance for deferred tax assets.

Cumulative Effect of Accounting Change

The Company incurred a charge of $1.1 million for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs. See Note 3 to Consolidated Financial Statements for additional information.

Net Loss

The net loss for the first six months of fiscal 2000 was $9.5 million, an increase of $8.2 million from a net loss of $1.3 million in for the first six months of fiscal 1999. As discussed above, the increase in net loss was primarily due to reductions in gross margin, increased interest expense and the one-time charge in connection with a change in accounting principle.

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital requirements, debt service obligations, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility and other permitted financing sources.

Cash provided by operating activities was $8.2 million for the six months ended April 30, 2000 compared to $21.8 million for the six months ended April 30, 1999. The primary sources of cash flow during the first six months of 2000 were reductions in accounts receivable and an increase in accounts payable and accrued expenses partially offset by the net loss, an increase in inventory, and long-term pension obligations. Other factors include non-cash charges to operating income including depreciation, amortization, non-cash postretirement expenses and the one-time charge in connection with a cumulative effect change in accounting principle.

Accounts receivable levels at April 30, 2000 were $5.9 million lower than levels at the end of the prior fiscal year primarily due to higher than normal receivables at the end of fiscal 1999 in connection with military vehicles sold at the end of the year.

Net inventory levels at April 30, 2000 were $7.9 million higher than levels at the end of the prior fiscal year due to higher manufacturing work-in-process, raw material and SPLO inventory partially offset by lower finished goods inventory. Manufacturing work-in process inventory increased $5.1 million due to increasing the production line rate from 18 to 24 vehicles per day on March 20, 2000. Raw material levels increased $3.8 million primarily due to the increase in the production line rate and an increase in the quantity of unique parts required to support a more expensive international model mix. SPLO inventory increased $4.1 million primarily due to a large US Government HUMVEE engine order and in anticipation of increased sales for the remainder of fiscal 2000. These increases were offset by a $5.1 million reduction in finished goods inventory consisting primarily of US Military vehicles.

During the first six months of fiscal 2000 the Company spent $11.1 million on capital expenditures, of which $3.2 million is in connection with the 6.5 liter diesel engine facility. The remaining expenditures were in connection with vendor tooling and equipment. Capital expenditures during the first six months of 1999 were $3.2 million. The Company anticipates additional capital expenditures in fiscal 2000 of approximately $99.4 million of which $90.0 million is in connection with the construction of the H2 assembly facility and will be funded with the proceeds of a GM loan. On June 9, 2000 the Company purchased the HUMMER/HUMVEE manufacturing facility for approximately $5.1 million. Financing for this acquisition was secured through a local bank. The Company anticipates it will incur other capital expenditures of approximately $4.3 million on vendor tooling, machinery and equipment, and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of April 30, 2000, the Company had borrowings outstanding of $25.3 million and approximately $20.6 million of availability under this facility.

The Revolving Credit Agreement contains numerous covenants and prohibitions that impose limitations on the liquidity of the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. The indenture governing the outstanding 12-7/8% Senior Notes due 2002 also imposes limitations on the incurrence of additional indebtedness. The Revolving Credit Agreement and Indenture were amended in December to permit the GM Transaction. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

Forward-Looking Statements

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines; volume of orders for the H2; the ability to complete the H2 assembly facility within the limits of the GM loan; the outcome of the FMTV competition; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

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

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits.

           Exhibit No.                                         Description
-----------------------     ----------------------------------------------------------------------
             10.2.1         Supplement No. 3, dated February 24, 2000, to Employment Agreement of
                            James A. Armour.
               27           Financial Data Schedule

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 2000                           AM GENERAL CORPORATION
                                                     Registrant


                                               By /s/ Paul J. Cafiero
                                                  -------------------
                                                      Paul J. Cafiero
                                                      Vice President and
                                                       Chief Financial Officer
                                                      Duly authorized officer
                                                      and principal financial
                                                      and accounting officer

     SUPPLEMENT NO. 3 dated February 24, 2000 to EMPLOYMENT AGREEMENT dated May 1, 1192 between JAMES A. ARMOUR and AM GENERAL CORPORATION, as amended by Supplement No. 1, dated December 16, 1993 and Supplement No. 2 dated November 1, 1994.

     Effective as of February 24, 2000, Section 2(a) of the Employment Agreement is amended to read in its entirety as follows:

          "(a) a salary at the rate of Five Hundred Thousand ($500,000) Dollars per year (or such greater amount as Employer may from time to time determine), payable periodically in accordance with Employer's usual executive payroll payment procedures; plus"

          Except as expressly modified hereby, all provisions of the Employment Agreement as supplemented by Supplement No. 1 and Supplement No. 2 shall remain in full force and effect.


                                         AM GENERAL CORPORATION


                                         By /s/ Ira Leon Rennert
                                            -----------------------------------
                                            Ira Leon Rennert
                                            Chairman of the Board



                                            /s/ James A. Armour
                                            -----------------------------------
                                            James A. Armour
                                            Employee