Form 10-Q
period 2000-07-31
AM GENERAL CORP
filed 2000-09-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                              -------------------
         Delaware                                            35-1852615
(State or other jurisdiction of incorporation or   (IRS Employer Identification
organization)                                                 No.)


       105 North Niles Avenue
       South Bend, Indiana                                     46617
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number, including area code         (219) 284-2907


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No


Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of September 14, 2000.

                            AM General Corporation
                                   Form 10-Q
                          Quarter Ended July 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                                         3

Consolidated Balance Sheets                                                                           3

Consolidated Statements of Operations                                                                 4

Consolidated Statements of Cash Flows                                                                 5

Notes to Consolidated Financial Statements                                                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.                                                                                        7

General Discussion                                                                                    7

Segment Discussion                                                                                    7

Three Months Ended July 31, 2000 compared to Three Months Ended July 31, 1999                        10

Nine Months Ended July 31, 2000 compared to Nine Months Ended July 31, 1999                          13

Liquidity and Capital Resources                                                                      16

Forward-Looking Statements                                                                           17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  17

PART II - OTHER INFORMATION                                                                          18

ITEM 1.  LEGAL PROCEEDINGS                                                                           18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            19

SIGNATURES                                                                                           20

 PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                            July 31,              October 31,
Assets                                                                                        2000                    1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
Current assets:
   Cash                                                                                $           1,992                   1,081
   Accounts receivable, net                                                                       69,103                  77,081
   Inventories                                                                                   102,509                  84,589
   Prepaid expenses                                                                                1,707                     984
   Deferred income taxes                                                                           6,157                   6,210
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             181,468                 169,945

Income taxes receivable                                                                            4,752                   4,752
Property, plant, and equipment, net                                                               59,250                  43,858
Deferred income taxes                                                                             26,441                  26,388
Goodwill, net                                                                                     71,797                  75,012
Other assets                                                                                       3,432                   5,838
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $         347,140                 325,793
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholder's Deficit
--------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Current maturities of long-term debt                                                $             596                       -
   Accounts payable                                                                               50,566                  37,425
   Accrued expenses                                                                               82,450                  71,163
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        133,612                 108,588

Long-term debt                                                                                    89,870                  92,805
Postretirement benefits other than pensions, noncurrent portion                                  163,747                 160,403
Other long-term liabilities                                                                        9,285                   8,064
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      $         396,514                 369,860
--------------------------------------------------------------------------------------------------------------------------------

Stockholder's deficit:
 8% cumulative preferred stock, $1,000 par value. Authorized
  10,000 shares; issued and outstanding 5,000 shares.                                  $           5,000                   5,000
 Common stock, $.01 par value.  Authorized, issued and
   outstanding 900 shares.                                                                             0                       0
 Paid-in capital                                                                                   1,000                   1,000
 Accumulated deficit                                                                             (55,374)                (50,067)
--------------------------------------------------------------------------------------------------------------------------------
Total stockholder's deficit                                                                      (49,374)                (44,067)
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $         347,140                 325,793

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)


---------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                              July 31,                          July 31,
                                                                  -----------------------------      ----------------------------
                                                                      2000              1999              2000            1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $       110,678           72,124           302,379         263,019
---------------------------------------------------------------------------------------------------------------------------------

Cost and expenses:
 Cost of sales                                                          92,437           67,797           262,338         233,631
 Depreciation and amortization                                           3,224            2,733             9,811           8,364
 Selling, general, and administrative expenses                           7,373            7,017            23,822          21,903
 Restructuring/Plant closing                                                 -                -                 -            (401)
---------------------------------------------------------------------------------------------------------------------------------

Income (loss)  before interest and income taxes                          7,644           (5,423)            6,408            (478)
Interest income                                                             52               53               169             306
Interest expense                                                        (3,220)          (2,675)          (10,478)         (8,399)
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes and cumulative
   Effect of accounting change                                           4,476           (8,045)           (3,901)         (8,571)
Income tax (expense) benefit                                              (234)           2,533              (336)          1,773
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting change              4,242           (5,512)           (4,237)         (6,798)

Cumulative effect of accounting change                                       -                -            (1,070)              -
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                              $         4,242           (5,512)           (5,307)         (6,798)
---------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                    July 31,
                                                                                      ------------------------------------
                                                                                                 2000               1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                             $          (5,307)            (6,798)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation and amortization of plant and equipment                                         5,852              4,366
     Other amortization                                                                           4,546              4,756
     Noncash other postretirement cost                                                            3,344              5,033
     Deferred income taxes                                                                            -               (938)
     Decrease in inventory reserve                                                                 (895)               (93)
     Restructuring payments                                                                        (315)              (598)
     Restructuring/plant closing charges                                                              -               (401)
     Cumulative effect of change in accounting principle                                          1,070                  -
     (Gain) loss on sale of equipment                                                               (25)                23
     Change in assets and liabilities:
       Accounts receivable                                                                        7,979             11,287
       Inventories                                                                              (17,143)            (5,952)
       Prepaid expenses                                                                            (722)              (397)
       Other assets                                                                                   4              1,510
       Accounts payable                                                                          13,141             (9,104)
       Accrued expenses                                                                           9,454              1,466
       Income taxes                                                                                 325               (931)
       Other liabilities                                                                          3,044             (2,122)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        24,352              1,107
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of equipment                                                                     59                  8
 Capital expenditures                                                                           (21,122)            (5,234)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (21,063)            (5,226)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement                                    (13,424)             2,029
  Proceeds from issuance of long-term debt                                                       11,210                  -
  Repayment of long-term debt                                                                      (164)                 -
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                              (2,378)             2,029
--------------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                                  911             (2,090)
Cash and cash equivalents at beginning of period                                                  1,081              2,687
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $           1,992                597
--------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash items
   Interest paid                                                                      $          12,079             10,063
   Taxes paid                                                                                        11                 96
--------------------------------------------------------------------------------------------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 1999.


Note 2.  Inventories

         Inventories consisted of the following:

                                                                          July 31,
                                                                           2000                    October 31,
                                                                        (unaudited)                   1999
                                                                   --------------------        -------------------
Finished Goods                                                     $             16,354                     30,010
Service Parts                                                                    25,285                     20,850
Raw Materials, supplies and work in progress                                     66,426                     40,181
                                                                   --------------------        -------------------
                                                                                108,065                     91,041
Less allowance for inventory obsolescence                                        (5,556)                    (6,452)
                                                                   --------------------        -------------------
Total                                                              $            102,509                     84,589
                                                                   --------------------        -------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation ("AM General" or the "Company") is the largest supplier of light tactical wheeled vehicles for the United States Department of Defense ("DoD"). The Company is the original designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE"(R). The Company also sells HUMVEEs to foreign military services through the DoD's Foreign Military Sales ("FMS") program and on a direct sale basis. In 1993, the Company began selling a commercial version of the HUMVEE under the registered trademark HUMMER(R)to industrial and retail users through its commercial dealer network. In December 1999, the Company entered into a series of agreements with General Motors Corporation ("GM") pursuant to which, among other things, it transferred the HUMMER trademark to GM. GM will use the HUMMER trademark on a new generation HUMMER vehicle (the "H2"), which it plans to begin selling in 2002. The Company will assemble the H2 for GM under a multi-year contract.

In June 2000, the Company purchased the previously leased HUMMER/HUMVEE manufacturing facility located in Mishawaka, IN for $5.2 million.

The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS")/Other, (v) Engines and (vi) H2. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is providing management discussion on net sales, unit sales and gross profit for these business segments. Prior year financial information has been restated to provide discussion on comparative data. Management discussion relevant to other financial data will be presented on a consolidated basis only.

HUMVEE/HUMMER Segment

     HUMVEE

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The contract, however, does not require the Army to purchase the vehicles as funding for each year must be appropriated pursuant to the annual Defense Budget. The FY00 Defense Bill contains the necessary funding for the expected fiscal year 2000 production. Through July 31, 2000, a total of 16,248 vehicles have been ordered on the X001 Contract.

The X001 contract expires on December 14, 2000. The Company anticipates delivery of vehicles ordered under this contract will be completed by the end of April 2001. The US Army's long-term acquisition plan for its light tactical vehicle fleet includes developing an upgraded version of the HUMVEE which will be known as the A4 Series HUMVEEs. The plan further calls for the continuation of A2 production to allow sufficient time to develop the A4 Series. The Company is currently negotiating a new follow-on A2 production contract and anticipates the contract will be awarded on October 30, 2000. On August 7, 2000, the Company signed an A4 modernization design/development contract with the DOD valued at $11.5 million. Engineering changes developed under this contract will enable the Company to integrate technology advancements into the current A2 Series HUMVEE and build prototype vehicles, which will be subject to Government testing.

On March 29, 2000, the Company finalized negotiations of a direct sale contract with a foreign government seeking to acquire 896 HUMVEEs to be produced by the end of the calendar year. The Company delivered the first 134 of these vehicles in the third quarter and anticipates delivering an additional 682 vehicles by the end of the fiscal year.

     HUMMER

Since its introduction in 1992, the Company has sold 8,407 HUMMERs through its network of domestic and international dealerships and distributors. At July 31, 2000, AM General had a total backlog of 126 HUMMERs valued at $8.2 million compared to 119 valued at $7.4 million on July 31, 1999.

Medium Truck Segment

On April 19, 1999, the Company completed production of 2-1/2 ton trucks under the Extended Service Program ("ESP") contract. The Army/DoD is developing, at Congressional direction, an acquisition strategy/program to facilitate full and open competition for a new Family of Medium Tactical Trucks ("FMTV") multi-year production contract that will be awarded to a single contractor. Phase I (Prototype and test) contract award (for up to three contractors) is projected for November 2000 with a subsequent Phase II (Production) award to a single contractor in 2002. The Phase I draft solicitation, issued on June 20, 2000, requires contractors to furnish a production price estimate. Award for Phase I will be made on a Government determined "Best Value" basis.

SPLO Segment

The Company's SPLO operation sells after-market parts and support-services for HUMMER/HUMVEEs, 2-1/2 and 5-ton trucks and other vehicles.

STS/Other Segment

The Company's STS operation provides technical support and engineers to the US Army's Tank-Automotive and Armaments Command ("TACOM"). Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

Engine Segment

The Company acquired its 6.5 liter diesel engine business from GM Powertrain, a division of GM on June 11, 1999. Under terms of the agreement, the Company has a license to produce and sell the 6.5 liter diesel engine for a period of ten years. The agreement further provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its spare parts requirements for this engine from the Company's General Engine Products subsidiary ("GEP") for the term of the agreement.

During the third quarter of fiscal year 2000, the Company successfully completed assembly validation and began component validation. The Company expects component validation to be complete by the end of September 2000.

In August 2000, GM ceased production of the 6.5 liter diesel engine at its Morraine, Ohio facility and commenced plant-closing operations. In connection with the plant-closing, GEP will commence the transfer of certain manufacturing equipment and the hiring of manpower from GM in support of the Company's Franklin, Ohio assembly plant production launch. The 6.5 liter diesel engine is the only engine currently available for production of both the HUMMER and HUMVEE vehicles. GM has a sufficient supply of engines and component parts on hand to support the Company's requirement of engines through December, 2000 at which time GEP will assemble and transfer to the Company its 6.5 liter diesel engine requirements. GEP began running low-rate initial production in August and anticipates it will reach full production during the first quarter of fiscal 2001.

H2 Segment

On December 21, 1999, the Company concluded a series of agreements with GM ("the GM Transaction") pursuant to which GM will design, engineer, certify and sell a new generation HUMMER vehicle to be known as the H2 which will be assembled for GM by the Company. Reference is hereby made to the GM Agreements filed as exhibits to the Company's Form 10-K filed with the Securities and Exchange Commission on January 31, 2000. The Company expects to begin assembling the H2 for GM in the spring of 2002 at a new assembly facility in Mishawaka, Indiana (THE "New Facility"). Construction costs of the New Facility are expected to exceed $200 million and will be funded through a non-interest bearing loan from GM (the "GM Loan"). Construction of the New Facility began in August, 2000.

During the third quarter of fiscal 2000, the Company executed a contract with Lamb Technicon Body and Assembly Systems and issued a purchase order valued at approximately $28.9 million for the design, setup and implementation of state-
of-the-art body shop process equipment.   Also during the third quarter, the
Company selected ABB Automation to design and implement the automated paint systems for the New Facility. In connection with this project, the Company issued a purchase order in the amount of $66.0 million. Additional purchase orders issued in the third quarter amounted to $27.3 million. These purchase orders will be funded through the proceeds of the GM Loan.

As of July 31, 2000, the Company had received funding from GM totaling $3.6 million in connection with the New Facility construction. These funds were spent primarily on program management and architectural engineering services. The Company anticipates additional GM funding in fiscal 2000 of approximately $22.3 million to be spent primarily on paint shop process equipment, building costs, site work and architectural engineering services.

The results of operations for the first nine months of fiscal year 2000 include $0.8 million of expenses associated with launching the H2 program.

Results of Operations

Three Months Ended July 31, 2000 ("third quarter of 2000") compared to Three Months Ended July 31, 1999 ("third quarter of 1999")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------
                     (in millions, except unit information)

                                                              Three months ended
                                                                   July 31,                                               %
                                                       ----------------------------------
                                                             2000               1999               Change              Change
                                                        --------------      -------------      -------------      --------------
Net Sales
 HUMMER/HUMVEEs                                         $         91.1      $        55.8      $        35.3                63.3%
 SPLO                                                             17.4               11.4                6.0                52.6
 STS/Other                                                         2.2                4.9               (2.7)              (55.1)
                                                                            -------------      -------------
                                                        $        110.7      $        72.1      $        38.6                53.5%
                                                        --------------      -------------      -------------      --------------

HUMMER/HUMVEE Unit Sales                                         1,328                868                460                53.0%

HUMMER/HUMVEE Average Unit Selling Price                $       68,599      $      64,286      $       4,313                 6.7%


Consolidated net sales increased $38.6 million, or 53.5% to $110.7 million in the third quarter of 2000 compared to 1999. The increase in net sales was due primarily to higher HUMMER/HUMVEE and SPLO sales, partially offset by lower STS/Other sales.

HUMMER/HUMVEE segment net sales increased $35.3 million, or 63.3% to $91.1 million in the third quarter of 2000 compared to 1999. The increase in net sales is primarily due to higher demand for both US and foreign military HUMVEEs. This increased demand resulted in the Company increasing the HUMMER/HUMVEE production line rate to 24 units per day in the third quarter of 2000 from 18 units per day in the third quarter of 1999. Also during the third quarter, the Company delivered 207 HUMVEEs produced in fiscal 1997 to a foreign customer under the FMS program. HUMMER/HUMVEE average unit selling prices increased 6.7% over 1999 levels, primarily due to a negotiated price escalation on US Military HUMVEEs and a proportionate increase in sales of more expensive HUMMER models. The increase in net sales was partially offset by lower HUMMER sales in the third quarter of 2000 compared to the third quarter of 1999. The lower sales were primarily due to higher than normal sales in the third quarter of 1999 in connection with delayed deliveries during the second quarter of 1999.

SPLO segment net sales increased $6.0 million, or 52.6% to $17.4 million in the third quarter of 2000 compared to 1999. The increase in net sales is primarily attributable to increased Government military orders in 2000.

STS/Other segment net sales decreased $2.7 million, or 55.1% to $2.2 million in the third quarter of 2000 compared to 1999. The decrease in net sales is primarily due to higher than normal revenues in the third quarter of 1999 for translation manuals and the completion of the FMTV contract in 1999.

Analysis of Consolidated Gross Profit
-------------------------------------
                     (in millions, except unit information)

                                                Three months ended
                                                     July 31,
                        ----------------------------------------------------------------
                                              % of                               % of
                            2000           Net Sales           1999           Net Sales            Change             Change
                        -----------      ------------       ----------     -------------       -------------      ------------
Gross Profit
  HUMMER/HUMVEEs        $      17.9              19.7%      $      3.2               5.8%      $        14.7             459.4%
  SPLO                          1.7               9.8              0.5               4.4                 1.2             240.0
  STS/OTHER                     0.1               4.6              0.6              12.0                (0.5)            (83.3)
  Engine                       (0.7)                -                -                 -                (0.7)                -
  H2                           (0.8)                -                -                 -                (0.8)                -
                        -----------        ----------       ----------       -----------       -------------      ------------
                        $      18.2              16.4%      $      4.3               6.0%      $        13.9             323.3%

Consolidated gross profit increased $13.9 million, or 323.3% to $18.2 million in the third quarter of 2000 compared to 1999. The Company's consolidated gross profit for the third quarter of 2000 was 16.4% compared to 6.0% in 1999. The increase is primarily attributable to increased gross profit in the HUMMER/HUMVEE and SPLO segments partially offset by reductions in the H2, engine and STS/Other segments.

HUMMER/HUMVEE segment gross profit increased $14.7 million, or 459.4% to $17.9 million in the third quarter of 2000 compared to 1999. The segment gross profit was 19.7% in the third quarter of 2000 compared to 5.8% in 1999. The increase in gross profit is primarily attributable to higher sales volumes in connection with increased military demand, a reduction in HUMMER/HUMVEE variable costs, a $2.5 million increase in connection with a physical inventory adjustment, reduced warranty expenses, higher absorption of fixed manufacturing costs in connection with the increased production rate, and reduced non-cash other post-employment benefits ("OPEB") expense.

SPLO segment gross profit increased $1.2 million, or 240.0% to $1.7 million in the third quarter of 2000 compared to 1999. The segment gross profit for the third quarter of 2000 was 9.8% compared to 4.4% in 1999. The increase in gross profit is due to increased sales and efficiencies resulting from increased sales volumes.

STS/Other segment gross profit decreased $0.5 million, or 83.3% to $0.1 million in the third quarter of 2000 compared to 1999. The segment gross profit for the third quarter of 2000 was 4.6% compared to 12.0% in 1999. The decrease in gross profit is primarily attributable to decreased sales.

Engine segment gross profit (loss) was ($0.7) million in the third quarter of 2000 primarily due to start-up costs in connection with the new Franklin, Ohio manufacturing facility.

H2 segment gross profit (loss) was ($0.8) million in the third quarter of 2000 primarily due to start-up costs in connection with the new vehicle program.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $3.2 million for the third quarter of 2000, an increase of $.5 million or 18.5% from $2.7 million for the third quarter of 1999. The increase is primarily attributable to higher tooling amortization costs in connection with increased fiscal 2000 production volumes and the amortization of costs incurred in 1999 in connection with the implementation of a new Enterprise Resource Planning system ("ERP").

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $7.4 million for the third quarter of 2000, an increase of $0.4 million or 5.7% from $7.0 million for the third quarter of 1999. The increase is primarily due to higher salary expenses in connection with increased staffing at the engine facility, higher marketing costs in connection with the HUMMER, and increased corporate wages and travel expenses

Income (Loss) before Interest and Income Taxes

The Company recorded a profit before interest and income taxes for the third quarter of 2000 of $7.6 million, an increase of $13.0 million from loss before interest and income taxes of $5.4 million for the third quarter of 1999. The increase in income before interest and income taxes is primarily attributable to the higher gross profit discussed above, partially offset by higher depreciation and amortization expense and selling, general and administrative expenses.

Interest Income and Expense

Interest expense for the third quarter of 2000 was $3.2 million, an increase of $.5 million or 18.5% from $2.7 million for the third quarter of 1999. Average debt outstanding during the third quarter of 2000 was $106.3 million at a weighted average interest rate of 11.8%. Average debt outstanding during the third quarter of 1999 was $75.6 million at a weighted average interest rate of 12.8%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility primarily due to the increase in raw material inventory levels and other financing in connection with the purchase of the HUMMER/HUMVEE manufacturing facility during the third quarter of 2000, partially offset by a $6.4 million reduction in the Company's 12 7/8% Senior Notes in connection with the excess cash flow buy-back in the fourth quarter of 1999. Interest income decreased slightly during the third quarter of 2000.

Income Tax (Expense) Benefit

Federal income tax expense is recorded on a consolidated, year-to date basis at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. During the first nine months of 2000, the Company incurred net operating losses for tax purposes. The Federal income tax benefit resulting from these losses was offset by an increase in the Company's valuation allowance for deferred tax assets. Income tax expense was $0.2 million for the third quarter of 2000 in connection with State income taxes, an increase of $2.7 million from income tax benefit of $2.5 million for the third quarter of 1999.

Net Income (Loss)

The net income for the third quarter of 2000 was $4.3 million, an increase of
$9.8 million from net loss of $5.5 million in the third quarter of 1999.   As
discussed above, the increase in net income was primarily due to an increase in gross profit, partially offset by increases in income tax expense, depreciation and amortization, interest expense, and selling, general and administrative expenses.

Nine Months Ended July 31, 2000 ("first nine months of 2000") compared to Nine Months Ended July 31, 1999 ("first nine months of 1999")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------
                     (in millions, except unit information)

                                                              Nine months ended
                                                                   July 31,                                               %
                                                     ------------------------------------
                                                             2000               1999               Change              Change
                                                        --------------      -------------      -------------      --------------
Net Sales
 HUMMER/HUMVEEs                                          $       244.3     $        168.4      $        75.9                45.1%
 Medium Trucks                                                       -               45.6              (45.6)             (100.0)
 SPLO                                                             49.8               37.9               11.9                31.4
 STS/Other                                                         8.3               11.1               (2.8)              (25.2)
                                                         -------------     --------------      -------------      --------------
                                                         $       302.4     $        263.0      $        39.4                15.0%
                                                         -------------     --------------      -------------      --------------

HUMMER/HUMVEE Unit Sales                                         3,774              2,785                989                35.5%

HUMMER/HUMVEE Average Unit Selling Price                 $      64,732     $       60,431      $       4,301                 7.1%

Consolidated net sales increased $39.4 million, or 15.0% to $302.4 million for the first nine months of 2000 compared to 1999. The increase in net sales was due primarily to higher HUMMER/HUMVEE and SPLO sales partially offset by a lack of Medium Truck sales, primarily due to the completion of the ESP contract in 1999, and lower STS/Other sales.

HUMMER/HUMVEE segment net sales increased $75.9 million, or 45.1% to $244.3 million for the first nine months of 2000 compared to 1999. The increase in net sales is primarily due to higher demand for US Armed Forces and International HUMVEEs and Commercial HUMMERs. A 7.1% increase in HUMMER/HUMVEE average unit selling prices also contributed to the increase in net sales. This increase is attributable to a negotiated price escalation on US Military HUMVEEs, a general price increase on model year 2000 HUMMERs, and a proportionate increase in sales of more expensive HUMMER models.

There were no Medium Truck segment net sales during the first nine months of 2000 due to the completion of the ESP contract in 1999. Segment net sales for the first nine months of 1999 included $45.6 million of ESP contract revenue.

SPLO segment net sales increased $11.9 million, or 31.4% to $49.8 million in the first nine months of 2000 compared to 1999. The increase in net sales is primarily attributable to increased Government military orders in 2000.

STS/Other segment net sales decreased $2.8 million, or 25.2% to $8.3 million for the first nine months of 2000 compared to 1999. The third quarter of 1999 had included higher than normal revenues for translation manuals and the completion of the FMTV contract.

Analysis of Consolidated Gross Profit
-------------------------------------
                     (in millions, except unit information)

                                                 Nine months ended
                                                     July 31,
                        ----------------------------------------------------------------
                                              % of                              % of
                           2000             Net Sales          1999          Net Sales            Change             Change
                        -----------      -------------       ---------     -------------      -------------      ------------
Gross Profit
  HUMMER/HUMVEEs        $      34.9               14.3%      $    15.7               9.3%              19.2             122.3%
  Medium Trucks                   -                  -             9.3              20.4               (9.3)           (100.0)
  SPLO                          5.3               10.6             3.0               7.9                2.3              76.7
  STS/Other                     2.2               26.5             1.4              12.6                0.8              57.1
  Engine                       (1.5)                 -               -                 -               (1.5)                -
  H2                           (0.8)                 -               -                 -               (0.8)                -
                        -----------          ---------       ---------        ----------        -----------      ------------
                        $      40.1               13.3%      $    29.4              11.2%              10.7              36.4%

Consolidated gross profit increased $10.7 million, or 36.4% to $40.1 million in the first nine months of 2000 compared to 1999. The Company's consolidated gross profit for the first nine months of 2000 was 13.3% compared to 11.2% in 1999. The increase is primarily attributable to increased gross profit in the HUMMER/HUMVEE, SPLO and STS/OTHER segments, partially offset by lower gross profit in the Medium Truck segment due to the completion of the ESP program, and start up costs in connection with the Engine and H2 segments.

HUMMER/HUMVEE segment gross profit increased $19.2 million, or 122.3% to $34.9 million in the first nine months of 2000 compared to 1999. The segment gross profit was 14.3% in the first nine months of 2000 compared to 9.3% in 1999. The increase in gross profit is primarily attributable to higher sales volumes in connection with increased military and commercial demand, a reduction in HUMMER/HUMVEE variable costs, higher absorption of fixed manufacturing costs in connection with the increased production line rate from 18 to 24 vehicles per day, a $2.5 million increase in connection with a physical inventory adjustment, and lower non-cash OPEB expenses, partially offset by increased warranty expense during the first nine months of 2000.

There was no Medium Truck segment gross profit in the first nine months of 2000 due to the completion of the ESP contract in 1999. The results of operations for the first nine months of 1999 included $9.3 million of gross profit from the ESP contract. The segment gross profit was 20.4% for the first nine months of 1999.

SPLO segment gross profit increased $2.3 million, or 76.7% to $5.3 million in the first nine months of 2000 compared to 1999. The segment gross profit for the first nine months of 2000 was 10.6% compared to 7.9% in 1999. The increase in gross profit is attributable to increased sales, efficiencies in connection with increased sales volumes and a higher concentration of more profitable HUMVEE spare parts.

STS/Other segment gross profit increased $0.8 million, or 57.1% to $2.2 million in the first nine months of 2000 compared to 1999. The segment gross profit for the first nine months of 2000 was 26.5% compared to 12.6% in 1999. The increase is primarily due to profit under the Company's FMTV Phase I contract, which was closed out in the first quarter of 2000, partially offset by lower sales for the first nine months of 2000 compared to 1999.

Engine segment gross profit (loss) was ($1.5) million in the first nine months of 2000 primarily due to start-up costs in connection with the new Franklin, Ohio manufacturing facility.

H2 segment gross profit (loss) was ($0.8) million for the first nine months of 2000 primarily due to start-up costs in connection with the new program.

Analysis and Management Discussions on Non-Segment Information

Depreciation and Amortization

Depreciation and amortization expense was $9.8 million for the first nine months of 2000, an increase of $1.4 million or 16.7% from $8.4 million for the first nine months of 1999. The increase is primarily attributable to higher tooling amortization costs directly related to increased production volumes in fiscal 2000 and the amortization of costs incurred in 1999 in connection with the implementation of a new ERP system.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were $23.8 million for the first nine months of 2000, an increase of $1.9 million or 8.7% from $21.9 million for the first nine months of 1999. The increase is primarily due to higher salary expenses in connection with increased staffing at the engine facility, higher marketing costs in connection with the HUMMER, and increased corporate salary and travel expenses.

Income (Loss) before Interest and Income Taxes

The Company recorded income before interest and income taxes for the first nine months of 2000 of $6.4 million, an increase of $6.9 million from loss before interest and income taxes of $.5 million in 1999. The increase in income before interest and income taxes is primarily due to the higher gross profit described above, partially offset by higher selling, general and administrative expenses and depreciation and amortization.

Interest Income and Expense

Interest expense for the first nine months of 2000 was $10.5 million, an increase of $2.1 million or 25.0% from $8.4 million for the first nine months of 1999. Average debt outstanding during the first nine months of 2000 was $100.3 million at a weighted average interest rate of 11.6%. Average debt outstanding during the first nine months of 1999 was $75.6 million at a weighted average interest rate of 12.8%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility primarily due to the increase in raw material inventory levels and other financing in connection with the purchase of the HUMMER/HUMVEE manufacturing facility during the third quarter of 2000, partially offset by the $6.4 million reduction in the Company's 12 7/8% Senior Notes in connection with the excess cash flow buy-back in the fourth quarter of 1999. The increase in interest expense was due primarily to increased borrowings under the Company's revolving credit facility, a fee paid to the Holders of the 12 7/8% Senior Notes for their consent to the GM Transaction and interest expense paid to TACOM in connection with a contract modification partially offset by lower interest expense in connection with the excess cash flow buy-back of the Company's 12 7/8% Senior Notes. The change in interest income was insignificant.

Income Tax (Expense) Benefit

Federal income tax expense is recorded on a consolidated, year-to-date basis at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. During the first nine months of 2000, the Company incurred net operating losses for tax purposes. The Federal income tax benefit resulting from these losses was offset by an increase in the Company's valuation allowance for deferred tax assets. Income tax expense was $0.3 million for the first nine months of 2000 in connection with State income taxes, an increase of $2.1 million from an income tax benefit of $1.8 million for the first nine months of 1999.

Cumulative Effect of Accounting Change

The Company incurred a charge of $1.1 million for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organization costs. See Note 3 to Consolidated Financial Statements for additional information.

Net Loss

The net loss for the first nine months of 2000 was $5.3 million, a decrease of $1.5 million from a net loss of $6.8 million for the first nine months of 1999. As discussed above, the decrease in net loss was primarily due to higher gross profit partially offset by higher income tax expense, interest expense, selling, general and administrative expense, depreciation and amortization, and the one-time charge in connection with a change in accounting principle.

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital requirements, debt service obligations, postretirement health care and pension funding, interest expense, and principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility and other permitted financing sources. The Company believes these sources, as well as the proceeds of the GM Loan, will provide adequate funds to meet current and projected operating results. In reference to the GM Loan please refer to the GM Agreements filed as exhibits to the Company's Form 10-K filed with the Securities and Exchange Commission on January 31, 2000.

Cash provided by operating activities was $24.4 million for the nine months ended July 31, 2000 compared to $1.1 million for the nine months ended July 31, 1999. The primary sources of cash flow during the first nine months of 2000 were increases in accounts payable and accrued expenses and a reduction in accounts receivable, partially offset by an increase in inventory and the net
loss.   Other factors include non-cash charges to operating income including depreciation, amortization, non-cash postretirement expenses and the one-time charge in connection with a cumulative effect change in accounting principle.

Accounts receivable levels at July 31, 2000 were $8.0 million lower than levels at the end of the prior fiscal year primarily due to higher than normal receivables at the end of 1999 in connection with military vehicles sold at the end of the year.

Net inventory levels at July 31, 2000 were $17.9 million higher than levels at the end of the prior fiscal year due to higher raw materials, manufacturing work-in-process, and SPLO inventory, partially offset by lower finished goods inventory. Raw material levels increased $19.3 million primarily due to excess inventory procured during the first nine months of fiscal 2000, expected inventory escalation due to the increased production line rate, and an increase in the quantity of unique parts required to support a more expensive international model mix. The Company anticipates it will take approximately four months to consume the excess inventory in production and return raw material to normal operating levels. Manufacturing work-in process inventory increased $6.0 million due to the increase in the production line rate. SPLO inventory increased $4.4 million primarily due to the procurement of excess inventory. The Company currently has orders for the excess inventory and anticipates it will take approximately three months to ship the parts. These increases were partially offset by a $13.7 million reduction in finished goods inventory consisting primarily of US Military vehicles.

During the first nine months of 2000 the Company spent $21.1 million on capital expenditures, of which $3.6 million is in connection with the New Facility and $3.0 million is in connection with the 6.5 liter diesel engine facility. The remaining expenditures were in connection with vendor tooling and equipment and the purchase of the HUMMER/HUMVEE manufacturing facility. Capital expenditures during the first nine months of 1999 were $5.2 million. The Company anticipates additional capital expenditures in fiscal 2000 of approximately $25.8 New which $22.3 million is in connection with the construction of the New Facility and will be funded with the proceeds of the GM loan. These expenditure levels are significantly less than management's original expectations primarily due to the extension of the automated paint system costs into future years. The Company anticipates it will incur other capital expenditures of approximately $3.5 million on vendor tooling, machinery and equipment, and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility. The Company believes these capital expenditures will be sufficient to support the strategic and operating needs of the Company.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined therein, and expires on October 30, 2001. As of September 13, 2000 the Company had borrowings outstanding of $22.4 million and approximately $11.8 million of availability under this facility.

The Revolving Credit Agreement contains numerous covenants and prohibitions that impose limitations on the Company, including requirements that the Company satisfy certain financial ratios and limitations on the incurrence of additional indebtedness. At the end of the third quarter of 2000, the Company was in non-compliance with certain covenants pertaining to its Revolving Credit Agreement with Congress Financial Corporation. The Company has been in discussion with Congress Financial with respect to obtaining waivers for these events of non-compliance and does not anticipate that such waivers will be withheld. The indenture governing the outstanding 12-7/8% Senior Notes due 2002 also imposes limitations on the incurrence of additional indebtedness. The Revolving Credit Agreement and Indenture were amended in December 1999 to permit the GM Transaction. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

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

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


Labor Dispute

Akers vs. AM General was filed on June 18, 1998 in U.S. District Court in Indianapolis, Indiana by a group of former employees. Their complaint alleges that the Company and the Union committed fraud and breach of contract in conducting the plant closing in Indianapolis. The Company's lawyers filed a motion for summary judgment, and in July 2000 the court granted this motion. The Company has prevailed in this litigation and the case has been terminated.

Patent, Trademark, & Copyright Litigation

The Company is involved in litigation with a California company, California Gold, and its principal, Glenn Harris. Mr. Harris claims that he owns the intellectual property rights to the Commercial Slant Back version of the HUMMER. After Mr. Harris made several threats of litigation, on August 10, 2000, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana. On August 18, 2000, Mr. Harris filed a complaint in the U.S. District Court for the Central District of California. The Company has retained local counsel. The parties are currently disputing the proper jurisdiction venue for this litigation. The Company expects to eventually prevail on the merits of this matter. The Company does not believe that this litigation will have a material adverse effect on the company.

Breach of Contract Case

On August 28, 2000, the Beanstalk Group filed a breach of contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and the Company have a "Representation Agreement" that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of the Company. In its lawsuit, Beanstalk claims that the Company breached the Representation Agreement when the Company assigned the HUMMER trademark to General Motors; that the Company breached its duty of "good faith and fair dealing;" and that the Company has been "unjustly enriched." Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and the Company. Beanstalk's Complaint seeks compensatory damages of more than $30 million dollars. The Company is in the process of retaining counsel to defend this lawsuit. The Company does not believe that it breached the terms of its Representation Agreement with Beanstalk and, therefore, does not believe that Beanstalk will prevail in this case; however, the outcome of any jury trial is uncertain and an adverse decision could have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit No.                          Description
-----------------   ------------------------------------------------------------

      10.3.3 Supplement No. 4, dated May 15, 2000, to Employment Agreement of Robert J. Gula

      10.3.4 Supplement No. 5, dated May 15, 2000, to Employment Agreement of Edmond L. Peters

      10.3.5 Supplement No. 2, dated May 15, 2000, to Employment Agreement of Paul J. Cafiero

      10.34 Contract dated August 18, 2000 between the Company and Lamb Technicon Body & Assembly Systems (technical schedules omitted)

      10.35 Term Promissory Note dated June 5, 2000 between 1/st/ Source Bank and AM General Corporation

      27              Financial Data Schedule


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 2000               AM GENERAL CORPORATION
                                        Registrant


                                     By /s/ Paul J. Cafiero
                                        ------------------------
                                            Paul J. Cafiero
                                            Vice President and
                                             Chief Financial Officer
                                            Duly authorized officer and
                                            principal financial and accounting
                                                       officer