Form 10-K405
period 2000-10-31
AM GENERAL CORP
filed 2001-01-29
CIK 946642

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

                       Commission file Number: 33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                            ______________________

          Delaware                                         35-1852615
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or Organization)

           105 North Niles Avenue
             South Bend, Indiana                                        46617
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (219)284-2907

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant is $0. Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of January 29, 2001.
     Documents Incorporated by reference:     None.

________________________________________________________________________________

TABLE OF CONTENTS

PART I                                                                        3

  Item 1.  Business                                                           3
  Item 2.  Properties                                                        10
  Item 3.  Legal Proceedings                                                 11
  Item 4.  Submission of Matters to a Vote of Security Holders               11

PART II                                                                      11

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.                                                          11
  Item 6.  Selected Financial Data.                                          12
  Item 7.  Management Discussion and Analysis of Financial Condition and
           Results of Operations.                                            13
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.       22
  Item 8.  Financial Statement and Supplementary Data.                       23
  Item 9.  Changes in and Disagreements with Accountants and Financial
           Disclosure.                                                       50

PART III                                                                     51

  Item 10.  Directors and Executive Officers of the Registrant.              51
  Item 11.  Executive Compensation.                                          52
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.  55
  Item 13.  Certain Relationships and Related Transactions.                  55

PART IV                                                                      57

  Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.                                                     57

SIGNATURES                                                                   62

PART I

Item 1.  Business

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc. (collectively, the "Company" or "AM General"), is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or"HUMVEE (R)), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER (R) ("HUMMER" or "Current Vehicle"). From the introduction of the HUMMER/HUMVEE in 1984 and through October 31, 2000, the Company has delivered 130,973 HUMVEEs in a variety of configurations to the DoD for use by the US Armed Forces, 24,037 HUMVEEs to the military services of 40 foreign countries, and 8,674 HUMMERs. In fiscal 2000, the Company sold 5,351 HUMMER/HUMVEEs. In addition to HUMMER/HUMVEEs, the Company also manufactures the 6.5 liter diesel engine used in the HUMMER/HUMVEE. General Motors Corporation's ("GM") internal parts distributor, Service Parts Operation, also purchases its service requirements for this engine from AM General. The Company also markets both technical support services and spare parts. The HUMMER trademark is owned by GM and licensed to the Company to brand the vehicle for the duration of the Company's agreement with GM to assemble a new HUMMER model (the "H2"), pursuant to a series of agreements with GM entered into in December 1999 (the "GM Transaction").

The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS") and Other, (v) Engines, and
(vi) H2. Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein, in which the Company's net sales and gross profit are summarized by business lines.

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco"). Renco is owned by trusts established by Mr. Ira Leon Rennert, the Chairman and sole director of the Company and Renco, for himself and members of his family. As a result of such ownership, Mr. Rennert indirectly controls the Company. GM has the option, subject to certain conditions, to acquire up to 40.0% of the stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The GM Transaction provides that, should the Company and GM fail to agree on a value, an independent third party will assist in the valuation.

The Company was incorporated in Delaware in 1991, and its executive offices are located at 105 North Niles Avenue, South Bend, Indiana 46617, telephone number:
(219) 284-2907.


Business Lines

HUMMER/HUMVEE Segment

        HUMVEE

Since its introduction in 1984, the HUMVEE has been sold to US and foreign militaries pursuant to contracts having firm-fixed prices. The Company therefore assumes full risk of producing and delivering the specified number of vehicles for a fixed price.

Domestic Sales; Government Contracts

The HUMVEE has been upgraded since its introduction with improved components and added features. In 1995, the Company began production of an A2 Series HUMVEE under the X001 contract with the DoD. The X001 contract expired on December 14, 2000. The Company anticipates delivery of vehicles ordered under this contract will be completed by April 2001. The Company successfully negotiated a new follow-on A2 production contract that was awarded on November 6, 2000. This is a sole source firm-fixed price contract calling for base year production of 2,861 HUMVEEs, subject to government funding. The fiscal 2001 federal budget includes funding for the first year production plus 448 option vehicles. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7,

2007. If all option years on the contract are exercised, approximately 31,000 vehicles valued at $2.4 billion will be delivered under this contract. Management believes this contract will provide continuing base line production for the HUMVEE over the next several years. See MD&A.

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

As a result of the IPT, the US Army published its approved, long-term acquisition plan for the LTV fleet in January 1999, which includes the following: a) the performance capability of future LTVs must be equal to or better than the current mission profile of the HUMVEE, b) the US Armed Forces will continue to procure HUMVEEs beyond the year 2020, c) the US Army will continue to explore the feasibility of remanufacturing older HUMVEEs for certain missions as a cost effective alternative to new vehicles - these vehicles, if approved, would be designated as A3 Series HUMVEEs, d) the US Army will develop an upgraded version of the HUMVEE with selected technology insertions which will be known as the A4 Series HUMVEEs, e) there will be no break in production, f) the current production contract with AM General will be extended to provide sufficient time to develop the A4 Series and award a production contract, and g) there will not be a break in deliveries to users resulting from the transition from A2 to A4 production.

On August 7, 2000, the Company signed an A4 modernization design/development/ test/validation contract with the DoD valued at $11.5 million. This contract provides the Government with a mechanism to explore its future HUMVEE design requirements. Engineering changes developed under this contract will enable the Government to direct the integration of selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company will build seven prototype vehicles for Company testing by June 15, 2001 and will deliver 10 pilot vehicles for government testing by the first quarter of 2002. The Company will support all phases of government testing. In addition, the Company's STS operation will prepare the engineering drawings related to the design of the vehicles, the Technical Data Packages. Work under this contract is expected to be completed by October 2, 2002.

The Company has received orders from the US Armed Forces for the procurement of 3,309 vehicles. As of January 29, 2001, these vehicles are on contract and scheduled for production by the end of the fiscal year. The Company anticipates it will complete delivery of these vehicles during the first quarter of fiscal 2002. The number of vehicles currently on contract exceeds the number of HUMVEEs that were produced and delivered to the DoD in fiscal 2000 (approximately 3,000 units).

As of October 31, 2000, the Company had a total US military backlog of 394 HUMVEEs valued at $ 34.4 million compared to 252 HUMVEEs valued at $14.0 million at October 31, 1999.

International Sales

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

The Company sells HUMVEEs in various configurations to the military services of foreign nations through the FMS program and its direct sales force and local representatives. The FMS program is part of the US Government's security assistance program, which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 2000 and October 31, 1999, there were no significant FMS and direct sales backlogs. In fiscal 2000, international military HUMVEE sales accounted for approximately 30.8% of total HUMMER/HUMVEE unit sales and 31.9% of HUMMER/HUMVEE net sales revenue. Management believes that foreign military services will continue to purchase HUMVEEs because they are competitive in the market as evidenced by the fact that it is the only light TWV being purchased in quantity by the US military.

        HUMMER

In October 1992, the Company broadened the market for the HUMVEE by developing and introducing a commercial version, the HUMMER. The Company's engineering staff has improved and adapted the HUMVEE for industrial and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. Since 1992, the Company has sold 8,674 HUMMERs through its network of approximately 51 domestic and international dealerships and distributors. As of October 31, 2000, AM General had a total backlog of 27 HUMMERs valued at $1.8 million compared to 250 valued at $16.3 million on October 31, 1999. In fiscal 2000, HUMMER sales accounted for approximately 22.6% of total HUMMER/HUMVEE unit sales and 25.7% of HUMMER/HUMVEE net sales revenue.

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

The Company currently manufactures four HUMMER models, which include two-passenger and four-passenger hard-tops, a four-door wagon, and an open-top sport model with suggested base retail prices ranging from $76,000 to $95,000. The Company provides customer service, spare parts and warranties to its commercial customers through its dealer network.

During the fourth quarter of fiscal 2000, new vehicle inventories increased throughout the Company's dealer network, primarily in connection with the transition of Company dealerships to GM. Under the terms of the agreements with GM (the "GM Transaction"), all qualified dealers must transition to GM dealerships by fiscal year 2002. The Company is working closely with GM to determine which dealers qualify. This transition process resulted in certain dealers voluntarily terminating their dealerships and transferring their existing inventory to new dealerships signing with GM. The receipt of these vehicles, combined with wholesale deliveries from the Company and sluggish retail activity during their start-up, caused inventory levels at these dealers to remain high through the end of the fiscal year. Also contributing to the increase in new vehicle inventory is the reduction in demand for HUMMERs in the international markets. Demand has been insignificant over the past few years and the Company has begun the process of closing its international dealerships. In response to the increase in dealer inventories, the Company has committed financial resources to assist the dealers in selling the vehicles they currently have in stock. In response to the reduction in demand, the Company reduced the daily production of HUMMERs from 6 vehicles per day to 4 on September 25, 2000.

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

Since February 1995, the Company has issued nine recalls regarding design problems with certain mechanical features of the HUMMER. The total cost to the Company of the nine recalls is estimated to be approximately $641,296 of which $599,479 has been incurred as of October 31, 2000. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future HUMMER sales.

In fiscal 2000, the HUMMER/HUMVEE segment accounted for approximately 80.3% of net sales.

        Medium Truck Segment

The Company entered the remanufacture and modernization market in September 1993, upon being awarded the contract for the DoD's Extended Service Program ("ESP"). That contract called for the Company to rebuild and deliver remanufactured and modernized 2-1/2-ton trucks by disassembling trucks provided by the DoD. The Company entered into this business in response to the US Government's declining defense budget and, as a result thereof, the US Government's desire to remanufacture and modernize existing vehicle fleets in lieu of procuring new vehicles. In the US Army's tests, the Company's ESP trucks met or exceeded all requirements and performed comparably to new US Army 2-1/2-ton trucks at a unit price of approximately 50% less than that of a new vehicle.

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

On October 30, 1998, the Company was awarded a $2.4 million Phase I contract by the U.S. Army to build three pre-production vehicles for the Family of Military Tactical Vehicles ("FMTV") second source program. A competitor was awarded a similar contract. On July 13, 1999 the Company delivered two new 5.0-ton vehicles and one new 2.5-ton vehicle for Government testing purposes. All three vehicles successfully completed the government required testing twenty-three days ahead of schedule. Due to Congressional direction, however, the FMTV Second Source Program was canceled. The Army/DoD is now developing a new acquisition strategy/program to facilitate full and open competition for the next FMTV multi-year production contract that will be awarded to a single contractor. Initially, a contract award was scheduled for early fiscal year 2002. In September 2000, the DoD announced that the production award would be moved out to the second quarter of fiscal 2003. The Company has assessed the Army's acquisition plan as it currently exists and has determined that it does not represent a viable business opportunity. As a result, the Company has informed the Army that, unless the plan is changed, it will not compete for the FMTV contract. If the plan remains unchanged, the Company will not pursue the FMTV contract and will focus its resources on the core competencies of the business, including the successful launch of the H2 program.

        SPLO Segment

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO sales. In fiscal 2000, SPLO accounted for approximately 16.0% of net sales.

SPLO provides comprehensive after-market service, training and technical publications for Company products on a worldwide basis. The services include supplying spare parts for vehicles manufactured by the Company and for non-AM General manufactured vehicles, including HUMMER/HUMVEEs, 2-1/2- and 5-ton trucks and others. In addition, SPLO provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

        STS/Other Segment

STS is a full service engineering organization providing comprehensive technical support and engineers to the US Army's Tank-Automotive and Armaments Command ("TACOM"), with contracts on both wheeled and tracked vehicles, including medium and heavy trucks and the HUMVEE. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support. In fiscal 2000, the STS/Other segment accounted for 2.5% of net sales.

        Engine Segment

The Company acquired its 6.5 liter diesel engine business from GM Powertrain, a division of GM on June 11, 1999. Under terms of the agreement, the Company has a license to produce and sell the 6.5 liter diesel engine for a period of ten (10) years. The agreement further provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its spare parts requirements for that engine from the Company's General Engine Products subsidiary ("GEP") for the term of the agreement. If adequate demand exists for this engine at the conclusion of the agreement, the Company will renegotiate the license agreement for additional years.

GM currently uses this engine in some vans, pickup and medium duty trucks. The Company plans to continue using the 6.5 liter engine in production of both its HUMMER and HUMVEE vehicles for many years. In addition, orders are expected from producers of specialty and delivery van companies. The Company anticipates this new business segment will be profitable and will generate revenues of approximately $80.0 million in fiscal 2001, including approximately $30.2 million of inter-company sales.

GEP began running low-rate initial production in August and achieved full-rate production in December 2000. GEP is currently assembling and transferring to the Company all of its 6.5 liter diesel engine requirements.

GEP has contracted with GM to perform testing and general repair services on 23,599 new engines to be sold by GM over the next two years. These services are expected to generate an additional $9.1 million in revenue for GEP over the next two years.

        H2 Segment

On December 21, 1999, the Company executed a series of agreements with GM through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental revenues and cash flow. Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release the H2 (the "New Vehicle"), a new generation vehicle bearing the Trademark HUMMER and retain the Company to assemble New Vehicles over a seven and one half year period effective with the release of the New Vehicle. As part of the Transaction, the Company assigned the Trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the New Vehicle. The Company will assemble, at GM's request, New Vehicles, according to agreed-upon specifications, for a specified fixed fee (the "Assembly Fee") which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM expects to release the New Vehicle in fiscal year 2002. GM has not committed to any specific minimum annual number of New Vehicles.

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

The Company's existing manufacture and design rights with respect to the HUMMER and the military HUMVEE will remain unchanged, except that the Company's use of the Trademark on the HUMMER will be through license ending at the conclusion of the assembly arrangement hereinafter discussed instead of ownership. GM became the exclusive provider of global marketing and distribution support services for the HUMMER effective January 3, 2000.

The GM Transaction includes the Company's execution of an exclusive and irrevocable assignment of the Trademark in favor of GM. GM, in turn, has granted the Company a limited license that allows the Company to use the Trademark in connection with the HUMMER for the duration of the New Vehicle Assembly Agreement but not thereafter. Except for the Assembly Fee on the New Vehicle and its derivatives, the Company will not receive any other payments from GM in connection with GM's use of the Trademark HUMMER mark on the New Vehicle or other use.

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

On an annual basis, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company pursuant to certain terms and conditions for an amount determined at a mutually agreed amount at the time of exercise of options pursuant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation.

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

At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army commenced modernizing its medium TWV fleet by procuring new

2-1/2-ton and 5-ton trucks. In an effort to accelerate the procurement of these vehicles, TACOM announced its intention to stage a full and open competition for the next FMTV multi-year production contract scheduled to be awarded in 2003. As discussed above, the Army's current acquisition plan does not represent a viable business opportunity for the Company, and unless such plan changes, the Company will not compete for this award.

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

Manufacturing Process and Raw Materials

At the Company's Mishawaka, Indiana facility, HUMMER/HUMVEE vehicles are manufactured on an automated truck-assembly production line. Major vehicle components and parts are procured from outside vendors and delivered to the Mishawaka facility. Engines are procured from the Company's wholly owned subsidiary, General Engine Products, Inc., in Franklin, Ohio. Stamped body parts are bonded, painted and treated for corrosion protection either at a body shop located within the Mishawaka facility or at outside vendors. HUMMER/HUMVEE chassis frames are assembled and joined with engine components on a chassis assembly line. The addition of all other body parts or trim (steering wheel, seats, windshields, grill, etc.) to the chassis and engine platform, as well as painting operations, are conducted on separate assembly lines within the facility. All HUMMER/HUMVEE vehicles undergo testing before delivery to the customer.

Approximately 68.8% of the Company's cost of manufacturing HUMMER/HUMVEE vehicles consist of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. Approximately 10% of the Company's total purchased materials are currently supplied by various divisions of GM . These materials include transmissions and steering components. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

Competition

As the sole manufacturer of the HUMVEE for the US Armed Forces for more than fifteen years, the Company believes that it is the dominant US manufacturer in supplying light TWVs to the DoD and is one of only a few manufacturers on a worldwide basis. Management believes that the HUMVEE offers enhanced mobility and dependability at a lower cost than any of its international competitors.

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

Payments for sales to HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either voluntary or mandatory repurchase agreements. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. At October 31, 2000, the mandatory repurchase agreements covered 249 HUMMERs with a total value at dealer cost of $21.7 million.

Since export sales are priced in US dollars, the Company does not expect any material adverse impact from foreign currency fluctuations.

Employees

As of October 31, 2000, the Company had 471 salaried employees and 889 hourly employees. Of the 1,360 employees, 277 provide general administrative services including legal, finance, human resources, and other corporate functions. The Company's current labor contract for the Mishawaka HUMMER/HUMVEE and SPLO operations expires in September of 2001. All of the Company's hourly employees at these operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The current labor contract for the Company's GEP facility expires in June of 2006. The hourly employees at this facility are represented by the International Union of Electrical Workers ("IUE"). The Company believes that its relations with employees are satisfactory.

The Company has implemented a comprehensive assessment, hiring, and training plan for the H2 project that is currently underway. This plan will provide the Company a mechanism to recruit, screen, hire and train new hires to work on the H2 project during fiscal 2001. The Company anticipates salaried and hourly employment levels for the H2 project will reach 99 and 205, respectively, by the end of fiscal 2001. Production is scheduled to begin in April 2002 at which point salaried and hourly employment levels would be approximately 170 and 1,350, respectively. The Company has a separate labor contract for the employees at a new facility being built to house the H2 project (the "New Facility") that expires in September of 2009. All of the Company's hourly employees at the New Facility will be represented by the UAW.

Item 2.  Properties

The Company operates three manufacturing facilities and six support locations which include its headquarters in South Bend, Indiana, as well as sales, service parts, warehouse, training, engineering, and other non-manufacturing operations.

The Company's principal manufacturing facility is the HUMMER/HUMVEE plant, situated on approximately 96 acres in Mishawaka, Indiana. The HUMMER finishing facility and a one mile, asphalt-paved test track, both owned by the Company, are also located in Mishawaka, adjacent to the HUMMER/HUMVEE plant. At the beginning of 2000, the Company owned approximately 40 acres and occupied the remaining 56 acres through a lease agreement. On June 9, 2000 the Company exercised its option under the lease and purchased the remaining 56 acres for approximately $5.2 million. This purchase transfers ownership of the HUMMER/HUMVEE manufacturing facility to the Company and provides the land necessary for the construction of the new H2 facility. Construction of the New Facility began in August 2000 and is proceeding on schedule. The major tooling and materials handling equipment, assembly lines, robotics and computer controls involved in the manufacture of HUMMER/HUMVEE vehicles are located at the Mishawaka facility. The HUMMER/HUMVEE facility has a single shift capacity of between 50 and 70 units per day depending on the model configuration of orders currently being received by the Company.

The Company's SPLO operations are located in Mishawaka at a separate, leased facility.

The Company leases, on a month to month basis, a facility in South Bend that is utilized for the manufacture of sub-assembly components used on HUMVEEs configured as ambulances.

The Company operates a test track in South Bend located near the ambulance facility. The property is owned by the Chippewa Corporation ("Chippewa"), a wholly owned subsidiary of the Company. Environmental testing performed on the site indicates sources of contamination which occurred prior to the Company's ownership of the property. The Company is currently providing assistance to environmental agencies in the remediation of contamination found on adjacent properties. The remediation effort is not anticipated to have a material adverse impact on the Company's financial condition. Chippewa is participating in the state of Indiana's Voluntary Remediation Program for the pre-RECRA lagoons located on Chippewa's property.

The Company leases its STS and R&D facilities located in Livonia, Michigan, which is approximately 28 miles from TACOM's facility. In addition to providing convenience to its primary customer, TACOM, the personnel at the Livonia facility act as a liaison between the Company's management in South Bend and TACOM.

The Company leases its 6.5 liter diesel engine facility located in Franklin, Ohio. This facility is a built to suit property tailored to the engine business. The lease is for a term of 10 years and includes a purchase option allowing the Company to purchase the facility within the first six months of the fifth lease year.

The Company considers its facilities and equipment generally to be in good operating condition.

Item 3.  Legal Proceedings


Castellon v AM General

On December 13, 1999, former employee Oscar Castellon filed a complaint in US District Court for the Northern District of Indiana, alleging that, after he was discharged for theft, the Company refused to reinstate him because of his race (Hispanic) and national origin. The Court ordered the parties to conduct a Settlement Conference on May 9, 2001. If the parties cannot settle the case, it will go to a jury trial in August 2001. The Company expects to eventually prevail in this case.

Beanstalk v AM General

On August 28, 2000, the Beanstalk Group filed a breach of contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and The Company have a "Representation Agreement" that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of the Company. In its lawsuit, Beanstalk claims that the Company breached the Representation Agreement when the Company assigned the HUMMER trademark to General Motors pursuant to the GM Transaction. Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and the Company. Beanstalk's Complaint seeks compensatory damages of more than $30 million dollars. The court has not yet ruled on motions to dismiss filed by the Company and GM. Beanstalk filed a motion for summary judgment on its breach of contract claims against the Company. The Company's response to Beanstalk's motion was filed on January 19, 2001. The judge referred the case to the U.S. Magistrate Judge for a settlement conference, which will likely be scheduled for March or April of 2001. The Company does not believe that an adverse decision will have a material adverse effect on the Company.

On July 16, 1996, the Company was cited by the Defense Contract Audit Agency ("DCAA") for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. DCAA issued a cost impact audit report dated June 22, 1999 which asserted that the overhead allocation method used by the Company resulted in a $25.3 million overcharge to the Government on vehicles produced and delivered under the R021 and X001 contracts through March 31, 1999. The DCAA has updated its analysis and is now asserting a $20.2 million overcharge, including interest, on vehicles delivered through May 31, 2000. The Company maintains that its position with respect to its method of cost allocation is consistent with cost accounting regulations. The Government disagrees with the Company's position and has invited the Company to resolve the dispute through Alternative Dispute Resolution ("ADR"). The Company must accept or reject the Government's invitation by February 8, 2001. The Company plans to aggressively contest the findings of the DCAA report and believes it will prevail. Accordingly, the Company has not accrued any liability associated with this potential claim. However there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of Security Holders during the quarter ended October 31, 2000.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's common stock. As of January 28, 2001, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 2000 and 1999. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 8 of the Consolidated Financial Statements contained herein.

Item 6.  Selected Financial Data

The following table sets forth certain summary financial and other data of the Company for each of the years in the five-year period ended October 31, 2000. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.

                                                                Fiscal Year Ended
                                                                   October 31,
                                               ----------------------------------------------------
                                                 2000        1999       1998       1997      1996
                                               ----------------------------------------------------
(dollars in millions)
Statement of Operations Data
----------------------------
Net Sales                                       $448.2      348.2      392.8      468.2     462.4
Gross Profit (a)                                  64.6       37.4       48.5       43.2      42.9
Depreciation and Amortization                     12.3       10.9       13.2       12.7      16.8
Selling, General and Administrative Expenses      32.1       31.2       27.7       26.2      37.3
Special termination benefits                         -          -          -        0.1       3.2
Plant Closing/Restructuring                       (0.5)      (2.7)       5.2        3.5         -
Operating Income (Loss) (b)                       20.7       (2.0)       2.4        0.7     (14.4)
Interest Expense, Net                             13.5       11.1       12.8       13.2      13.9
Income Tax Expense (Benefit)                       4.2       (2.9)      (2.1)      (3.0)     (8.7)
Income (Loss) before Accounting Change             3.0      (10.2)      (8.3)      (9.5)    (19.6)
Accounting Change, Net of Income Taxes (c)        (0.7)         -          -          -         -
                                               ----------------------------------------------------
Net Income (Loss)                               $  2.3      (10.2)      (8.3)      (9.5)    (19.6)

Balance Sheet Data
------------------
Working Capital                                 $ 68.2       61.4       56.1       55.9      87.9
Property Plant and Equipment, net                 73.9       43.9       41.7       44.9      56.5
Total Assets                                     376.4      325.8      314.8      316.3     373.2
Total Debt (d)                                   115.3       92.8       82.2       83.2     126.9
Stockholder's Equity (Deficit)                   (41.8)     (44.1)     (34.1)     (25.5)    (16.0)

(a) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).
(b) Operating Income represents earnings before interest and provision (benefit) for income taxes.
(c) Cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organizational costs.
(d) Total Debt includes the revolving credit facility, the 12 7/8% Senior Notes due 2002 issued in 1995 and the GM Loan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

AM General is the largest supplier of light TWV's for the DoD. The Company is the original designer and sole manufacturer of the HUMMER/HUMVEE. The Company also sells HUMVEEs to foreign military services through the DoD's FMS program and on a direct sale basis. In 1993, the Company began selling to industrial and retail users through its commercial dealer network. In December 1999, the Company entered into a series of agreements with GM pursuant to which, among other things, it transferred the HUMMER trademark to GM. GM will use the HUMMER trademark on the H2, which it plans to begin selling in 2002. The Company will assemble the H2 for GM under a multi-year contract.

From February, 1999 to March 19, 2000, the Company's HUMMER/HUMVEE production rate was 18 units per day, including 12.5 units per day for the US Military and its FMS customers. On March 20, 2000, the Company increased its HUMMER/HUMVEE production rate to 24 units per day in response to increased US and international military demand. This production rate included 18 units per day for the US Military and FMS customers. On September 25, 2000, the Company changed the daily production mix to 20 Military and international HUMVEEs per day and 4 commercial HUMMERs per day. This change was made to further accommodate the increased demand for US Military and international HUMVEEs.

In June 2000, the Company purchased the previously leased HUMMER/HUMVEE manufacturing facility located in Mishawaka, IN for $5.2 million.

The Company is providing management discussion on net sales, unit sales and gross margin for the business segments identified below. Management discussion relevant to other financial data will be presented on a consolidated basis only.


HUMMER/HUMVEE Segment

The Company began producing the latest generation of HUMVEEs, the A2 Series, under a letter contract in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the following five years. Through December 2000, a total of 16,131 vehicles have been ordered on the X001 Contract. The X001 contract expired on December 14, 2000. The Company anticipates delivery of vehicles ordered under this contract will be completed by April 2001. On November 6, 2000, the Company entered into a new follow-on A2 production contract known as the S001 contract. This is a sole source firm-fixed price contract calling for base year production of 2,861 HUMVEEs, subject to government funding. The fiscal 2001 budget includes funding for the first year production plus 448 option vehicles. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. If all option years on the contract are exercised, approximately 31,000 vehicles valued at $2.4 billion will be delivered under this contract. Management believes this contract will provide continuing production for the HUMVEE over the next several years. The F/Y 2001 Defense Bill currently contains the necessary funding for the expected 2001 production.


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

In an effort to accelerate the procurement of new 2-1/2 and 5-ton vehicles, TACOM announced that it is developing a new acquisition program to facilitate full and open competition for the next FMTV multi-year production contract. As previously indicated, the Company has assessed the Army's acquisition plan as it currently exists and has determined that such plan does not represent a viable business opportunity for the Company. As a result, the Company has informed the Army that, unless the plan is changed, it will not compete for the FMTV contract. If the plan remains unchanged, the Company will not pursue the FMTV contract and will focus the Company's resources on the core competencies of the Company's business, including the successful launch of the H2 program.


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


Engine Segment

The Company acquired its 6.5 liter diesel engine business from GM Powertrain, a division of GM on June 11, 1999. Under terms of the agreement, the Company has a license to produce and sell the 6.5 liter diesel engine for a period of ten (10) years. The agreement further provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its spare parts requirements for that engine from GEP for the term of the agreement.


H2 Segment

On December 21, 1999, the Company concluded a series of agreements with GM pursuant to which GM will design, engineer, certify and sell the H2 which will be assembled for GM by the Company. Reference is hereby made to the agreements with GM filed as exhibits to the Company's form 10-K filed with the Securities and Exchange Commission on January 31, 2000. The Company expects to begin assembling the H2 for GM in the spring of 2002 at the New Facility in Mishawaka, Indiana. Construction costs of the New Facility are expected to exceed $200 million and will be funded through the GM Loan. Construction of the New Facility began in August 2000 and is proceeding on schedule.

Results of Operations

Twelve Months Ended October 31, 2000 ("fiscal 2000") Compared with Twelve Months Ended October 31, 1999 ("fiscal 1999")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                    (in millions, except unit information)

                                                    Fiscal Year Ended
                                                       October 31,                       %
                                                 ------------------------
                                                   2000          1999        Change   Change
                                                 ------------------------   -------------------
Net Sales
---------
   HUMMER/HUMVEEs                              $    359.7    $    236.3   $   123.4      52.2%
   Medium  Trucks                                       -          45.6       (45.6)   (100.0)%
   SPLO                                              71.6          51.4        20.2      39.3%
   STS/Other                                         12.1          14.9        (2.8)     18.8%
   Engine                                             4.8             -         4.8         -
                                               ----------    ----------   -------------------
      Total Net Sales                          $    448.2    $    348.2   $   100.0      28.7%


HUMMER/HUMVEE Unit Sales                            5,351         3,827       1,524      39.8%
Engine Unit Sales                                   1,756             -       1,756         -

HUMMER/HUMVEE Average Unit Selling Prices      $   67,221    $   61,745   $   5,476       8.9%
Engine Average Unit Selling Prices                  2,733             -       2,733         -

Consolidated net sales increased $100.0 million, or 28.7% to $448.2 million in fiscal 2000 compared to fiscal 1999. The increase in net sales was due primarily to higher HUMMER/HUMVEE, SPLO and Engine sales partially offset by the completion of the ESP contract in fiscal 1999, and lower STS/Other sales.

HUMMER/HUMVEE segment net sales increased $123.4 million, or 52.2% to $359.7 million in fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily due to higher demand for US Armed Forces and International HUMVEEs and Commercial HUMMERs. An 8.9% increase in HUMMER/HUMVEE unit selling prices also contributed to the increase in net sales. This increase is attributable to a negotiated price escalation on US Military HUMVEEs, a general price increase on model year 2000 HUMMERs, and a proportionate increase in sales of more expensive HUMMER models.

There were no Medium Truck segment net sales during fiscal 2000 due to the completion of the ESP contract in fiscal 1999. Segment net sales for fiscal 1999 included $45.6 million of ESP contract revenue.

SPLO segment net sales increased $20.2 million, or 39.3% to $71.6 million in fiscal 2000 compared to fiscal 1999. The increase in net sales is primarily attributable to increased Government military orders in fiscal 2000.

STS/Other segment net sales decreased $2.8 million, or 18.8% to $12.1 million in fiscal 2000 compared to fiscal 1999. Fiscal 1999 included higher than normal revenues for translation manuals and Phase I contract revenues in connection with the FMTV Second Source Program.

Engine segment net sales were $4.8 million in fiscal year 2000 which is the first year sales are reported for the Franklin, Ohio manufacturing facility.

Analysis of Consolidated Gross Profit
-------------------------------------

                    (in millions, except unit information)

                                                                                     %
                                 2000      %        1999       %      Change      Change
                                 ----    -----      ----     -----    ------      ------
Gross Profit
------------
   HUMMER/HUMVEEs                 $54.7   15.2%      $22.7    9.6%      $32.0       141.0%
   Medium  Truck                      -      -         7.8   17.1        (7.8)     (100.0)
   SPLO                             8.7   12.1         6.0   11.6         2.7        45.0
   STS/Other                        3.5   28.7         1.6   10.7         1.9       118.8
   Engines                          (.7) (13.7)        (.7)     -           -           -
   H2                              (1.6)     -           -      -        (1.6)          -
                                  -----  ------      -----   ----       -----      ------
      Total Gross Profit          $64.6   14.4%      $37.4   10.7%      $27.2        72.7%

Consolidated gross profit increased $27.7 million, or 74.1% to $65.1 million in fiscal 2000 compared to fiscal 1999. The Company's consolidated gross profit margin for fiscal year 2000 was 14.5% compared to 10.7% in fiscal year 1999. The increase in gross profit is primarily attributable to increased gross profit in the HUMMER/HUMVEE, SPLO and STS/Other segments, partially offset by lower gross profit in the Medium Truck segment due to the completion of the ESP program, and start-up costs in connection with the H2 segment.

HUMMER/HUMVEE segment gross profit increased $32.5 million, or 143.2% to $55.2 million in fiscal 2000 compared to fiscal 1999. The segment's gross profit margin was 15.4% in fiscal 2000 compared to 9.6% in fiscal 1999. The increase in gross margin is primarily attributable to higher sales volumes in connection with increased military demand, a reduction in HUMMER/HUMVEE variable costs, higher absorption of fixed manufacturing costs in connection with the increased production line rate from 18 to 24 vehicles per day, and lower other post-employment benefit expenses, partially offset by increased warranty expense during fiscal 2000.

There was no Medium Truck segment gross profit during fiscal 2000 due to the completion of the ESP contract with the US Army in fiscal 1999. The segment's gross profit was $7.8 million, or 17.1% of net sales in fiscal 1999.

SPLO segment gross profit increased $2.7 million, or 45.0% to $8.7 million in fiscal 2000 compared to fiscal 1999. The segment's gross profit margin was 12.1% in fiscal 2000 compared to 11.6% in fiscal 1999. The increase in gross profit is attributable to increased sales, efficiencies in connection with increased sales volumes and a higher concentration of more profitable HUMVEE spare parts.

STS/Other segment gross profit increased $1.9 million, or 118.8% to $3.5 million in fiscal 2000 compared to fiscal 1999. The segment's gross profit margins for fiscal year 2000 was 28.7% compared to 10.7% in fiscal 1999. The increase is primarily due to profit under the Company's FMTV Phase I contract, which was closed out in the first quarter of fiscal 2000, partially offset by lower sales for fiscal 2000 compared to 1999.

The engine segment incurred a loss of $(.7) million in fiscal years 2000 and 1999 primarily due to start-up costs in connection with the new Franklin Ohio manufacturing facility.

The H2 segment incurred a loss of $(1.6) million in fiscal year 2000 primarily due to start-up costs in connection with the new H2 project.

Analysis and Management Discussion on non-segment information
-------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $12.3 million for fiscal 2000, an increase of $1.4 million or 12.8% over depreciation and amortization expense of $10.9 million for fiscal 1999. The increase is primarily attributable to higher tooling amortization costs directly related to increased production volumes in fiscal 2000 and the amortization of costs incurred in 1999 in connection with the implementation of a new Enterprise Resource Planning system ("ERP").

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $32.1 million for fiscal 2000, an increase of $.9 million or 2.9% from SG&A expense of $31.2 million for fiscal 1999. The increase is primarily due to higher corporate travel and salary expenses in connection the start-up of the engine facility and the new H2 project, and higher marketing costs in connection with the HUMMER.

Income (Loss) before Interest and Income Taxes

The Company recorded income before interest and income taxes for fiscal year 2000 of $20.7 million, an increase of $22.7 million from a loss before interest and income taxes of $2.0 million in fiscal year 1999. The increase in income before interest and income taxes is primarily attributable to the higher gross profit described above, partially offset by higher selling, general and administrative expenses and depreciation and amortization expense.

Interest Income and Expense

Interest expense for fiscal 2000 was $13.8 million, an increase of $2.3 million or 20.0% from interest expense of $11.5 million for fiscal 1999. Average debt outstanding for fiscal 2000 was $ 96.6 million at a weighted average interest rate of 11.9%. Average debt outstanding for fiscal 1999 was $82.0 million at a weighted average interest rate of 12.2%. The increase in average debt outstanding is primarily due to higher borrowings under the Company's revolving credit facility reflecting an overall increase in raw material inventory levels and other financing in connection with the purchase of the HUMMER/HUMVEE manufacturing facility during the third quarter of fiscal 2000. The increase in interest expense was due primarily to increased borrowings under the Company's revolving credit facility, a fee paid to the Holders of the Notes for their consent to the GM Transaction and interest expense paid to TACOM in connection with a contract modification partially offset by lower interest expense in connection with the excess cash flow buy-back of the Company's Notes. See "Liquidity and Capital Resources." Interest income remained essentially the same between the two years.

Income Tax  (Expense) Benefit

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense for fiscal 2000 was $3.8 million, an increase of $6.7 million from an income tax benefit of $2.9 million for fiscal 1999.

Cumulative Effect of Accounting Change

The Company incurred a charge of $1.1 million for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organizational costs. See Note 5 to the Consolidated Financial Statements for additional information.

Net Income (Loss)

Net income for fiscal 2000 was $2.3 million, an increase of $12.5 million from a net loss of $10.2 million in fiscal 1999. As discussed above, the increase in net income is primarily due to a higher gross profit partially offset by higher income tax expense, interest expense, SG&A expense, depreciation and amortization, and the one-time charge in connection with a change in accounting principle.

Twelve Months Ended October 31, 1999 ("fiscal 1999") Compared with Twelve Months Ended October 31, 1998 ("fiscal 1998")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                    (in millions, except unit information)

                                                 Fiscal Year Ended
                                                    October 31,                              %
                                              --------------------------
                                                  1999          1998         Change        Change
                                                ----------   -----------
Net Sales
HUMMER/HUMVEEs                                  $  236.3     $   244.7     $    (8.4)       (3.4)%
Medium Truck                                        45.6          85.0         (39.4)      (46.4)
SPLO                                                51.4          50.7           0.7         1.4
STS/Other                                           14.9          12.4           2.5        20.2
                                                --------     ---------     ---------     -------
      Total Net Sales                           $  348.2     $   392.8     $   (44.6)      (11.4)%


HUMMER/HUMVEE Unit Sales                           3,827         4,145          (318)       (7.7)%

HUMMER/HUMVEE Average Unit Selling Prices       $ 61,745     $  59,036     $   2,709         4.6%

Consolidated net sales decreased $44.6 million, or 11.4% to $348.2 million in fiscal 1999 compared to fiscal 1998. The decrease in net sales was due primarily to lower HUMMER/HUMVEE and ESP sales partially offset by higher SPLO and STS/Other sales. Further, the Company remained unable to obtain a firm order for 231 units manufactured in fiscal 1997 and included in its finished goods inventory. Had this inventory been sold in fiscal 1999, the shortfall in sales would not have been as significant. On May 19, 2000, the Company executed a contract with the FMS Customer for whom the units were built and completed delivery of these vehicles during the third quarter of 2000.

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

Analysis of Consolidated Gross Profit
-------------------------------------

                    (in millions, except unit information)

                                                                                          %
                                 1999     %          1998        %         Change       Change
                               ----------------    ------------------    -----------   ---------
Gross Profit
------------
   HUMMER/HUMVEEs                $22.7    9.6%       $28.4     11.6%        $ (5.7)     (20.0)%
   Medium Truck                    7.8   17.1         19.5     23.0          (11.7)     (60.0)
   SPLO                            6.0   11.6          6.5     12.8            (.5)      (7.7)
   STS/Other                       1.6   10.7         (5.9)   (47.6)           7.5      127.1
   Engines                         (.7)     -                                  (.7)         -
                               --------------      ----------------      ---------     ------
      Total Gross Profit         $37.4   10.7        $48.5     12.3         $(11.1)     (22.9)%

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

Selling, General and Administrative

SG&A expense was $31.2 million for fiscal 1999, an increase of $3.5 million or 12.6% from SG&A expense of $27.7 million for fiscal 1998. The Company incurred extensive professional fees in connection with the GM Transaction and higher HUMMER marketing costs.

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

Income (Loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for fiscal year 1999 of $2.0 million, a decrease of $4.4 million from income before interest and income taxes of $2.4 million in fiscal year 1998. The decrease in earnings before interest and income taxes is primarily attributable to lower gross profit and higher SG&A expenses partially offset by lower depreciation expense.

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

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility.

Cash provided by operating activities was $19.2 million for fiscal 2000. The primary sources of cash flow from operating activities in fiscal 2000 resulted from net income and non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels at the end of fiscal 2000 were $9.8 million higher than levels at the end of fiscal 1999 primarily due to receivables in connection with large HUMVEE shipments to an international customer at the end of the fiscal year, other HUMMER/HUMVEE sales at the end of the fiscal year and GEP receivables, partially offset by a reduction in unbilled receivables for the A2 HUMVEE and reduced receivables from dealers. The unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. The Company expects the contract modifications to be completed during fiscal 2001.

Net inventory levels at the end of fiscal 2000 were $99.8 million or $15.2 million higher than net inventory levels of $84.6 million at end of fiscal 1999. The increase in inventory is primarily attributed to higher raw materials, SPLO inventory, GEP inventory and manufacturing work-in-process. Raw material levels increased $8.9 million primarily due procedural difficulties in connection with the transition to a new ERP system, expected inventory escalation due to the increased production line rate in fiscal 2000, and an increase in the quantity of unique parts required to support a more expensive international model mix. SPLO inventory increased $4.0 million primarily due to the transition to the new ERP system. The Company currently has orders for the excess inventory and anticipates it will ship the parts early in fiscal 2001. GEP inventory increased $3.0 million in connection with beginning production in fiscal 2000. Manufacturing work-in-process increased $.7 million due to the increase in the production line rate. The inventory reserve decreased $2.2 million. These increases in inventory were partially offset by a $3.6 million reduction in finished goods inventory consisting primarily of US Military vehicles.

Accounts payable levels at the end of fiscal 2000 were $22.7 million higher than levels at the end of fiscal 1999. The increase in accounts payable is primarily attributed to higher working capital requirements at year end.

For fiscal 2000, the Company spent $37.0 million on capital expenditures primarily for the construction of the New Facility, which was approximately $16.7 million, the acquisition of the HUMMER/HUMVEE manufacturing facility, machinery and equipment in connection with the GEP manufacturing facility, tooling costs in connection with vehicle production, and machinery and equipment, as compared to $7.8 million for fiscal 1999. The Company anticipates incurring capital expenditures for fiscal 2001 of approximately $188.3 million; $169.4 million of which is in connection with the construction of the New Facility and funded from the proceeds of the GM Loan. Additionally, the Company anticipates it will spend approximately $18.9 million on vendor tooling, machinery and equipment, and other capital requirements, including $1.7 million in capital expenditures in connection with the 6.5 liter diesel engine facility. The Company anticipates that these capital requirements will be funded from operating cash flow, availability under the revolving credit facility, and other permitted financing sources.

Management continues to search for new business opportunities to improve operating performance and liquidity. The Company has been actively engaged in expanding its existing commercial product lines, developing military prototype vehicles and competing for new military contracts, seeking international co-production opportunities and acquiring other businesses.

The Company signed a new loan and security agreement on January 24, 2001. This revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of October 31, 2000, the Company had borrowings of $28.8 million outstanding under the Company's previous revolving credit facility. As of January 25, 2001, the Company's loan balance under the Company's previous revolving credit facility was $ 21.9 million and unused availability was $9.9 million.

Management anticipates that cash flow from operations as well as availability under its new revolving credit facility, proceeds from the GM Loan, and other permitted sources will be sufficient to finance the Company's liquidity needs for fiscal 2001. Management is currently exploring the Company's options with respect to its long-term financing needs.

The new Revolving Credit Agreement and the Indenture governing the outstanding Notes, contain numerous financial covenants and prohibitions that impose limitations on the Company's ability to incur indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.


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


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines, the volume of orders for the New Vehicle in connection with the GM Transaction, the ability to complete the New Facility within the limits of the GM Loan; ; the outcome of pending litigation; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.


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

Item 8.  Financial Statements and Supplementary Data


Index To Financial Statements

                                                                                                        Page
Independent Auditors' Report                                                                              24

Consolidated Balance Sheets as of October 31, 1999 and 1998                                               25

Consolidated Statements of Operations
        For the Years Ended October 31, 1999, 1998, and 1997                                              26

Consolidated Statement of Stockholder's Deficit and Comprehensive Income (Loss)
        For the Years Ended October 31, 1999, 1998, and 1997                                              27

Consolidated Statement of Cash Flows
        For the Years Ended October 31, 1999, 1998, and 1997                                              28

Notes to Consolidated Financial Statements                                                                29

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

KPMG LLP

Indianapolis, Indiana
January 7, 2000

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2000 and 1999
(Dollar amounts in thousands, except share information)



                                                                           1999             1998
                            Assets                                      -----------      -----------
Current assets:
   Cash                                                                 $     6,444            1,081
   Accounts receivable, net                                                  86,904           77,081
   Inventories                                                               99,810           84,589
   Prepaid expenses and other assets                                          1,237              984
   Deferred income taxes                                                      6,444            6,210
                                                                        -----------      -----------
         Total current assets                                               200,839          169,945

Income taxes receivable                                                       4,752            4,752
Property, plant, and equipment, net                                          73,993           43,858
Deferred income taxes                                                        27,407           26,388
Goodwill, net                                                                70,725           75,012
Other assets                                                                  2,912            5,838
                                                                        -----------      -----------
                                                                            380,628          325,793
                                                                        ===========      ===========

             Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                     $    60,105           37,425
   Accrued expenses                                                          70,600           70,697
   Income taxes payable                                                       5,539              466
                                                                        -----------      -----------
   Current maturities of long-term debt                                         610               --
                                                                        -----------      -----------
         Total current liabilities                                          136,854          108,588

Long-term debt                                                              114,806           92,805
Postretirement benefits other than pensions, noncurrent portion             164,641          160,403
Other liabilities, noncurrent portion                                         5,557            8,064
                                                                        -----------      -----------
         Total liabilities                                                  421,858          369,860
                                                                        -----------      -----------

Stockholder's deficit:
   8% cumulative preferred stock, $1,000 par value. Authorized
     10,000 shares; issued and outstanding 5,000 shares                       5,000            5,000
   Common stock, $.01 par value. Authorized 1,000 shares;
     issued and outstanding 900 shares                                           --               --
   Paid-in capital                                                            1,542            1,000
   Accumulated deficit                                                      (47,772)         (50,067)
                                                                        -----------      -----------
         Total stockholder's deficit                                        (41,230)         (44,067)

Commitments and contingencies (notes 6 and 14)
                                                                        -----------      -----------

                                                                        $   380,628          325,793
                                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

25                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2000, 1999 and 1998
(Dollar amounts in thousands)

                                                                  2000            1999             1998
                                                              ------------    ------------    -------------
Net sales                                                     $    448,200         348,187          392,785
                                                              ------------    ------------    -------------

Cost and expenses:
   Cost of sales                                                   383,644         310,774          344,327
   Depreciation and amortization                                    12,290          10,881           13,166
   Selling, general, and administrative expenses                    32,047          31,203           27,701
   Plant closing and restructuring                                    (492)         (2,664)           5,231
                                                              ------------    ------------    -------------

       Income (loss) before interest and income taxes               20,711          (2,007)           2,360

Interest income                                                        257             389              327
Interest expense                                                   (13,771)        (11,508)         (13,163)
                                                              ------------    ------------    -------------

       Income (loss) before income taxes and cumulative
           effect of accounting change                               7,197         (13,126)         (10,476)

Income tax expense (benefit)                                         4,207          (2,877)          (2,161)
                                                              ------------    ------------    -------------

       Income (loss) before cumulative effect of
           accounting change                                         2,990         (10,249)          (8,315)

Cumulative effect of accounting change, net of
     Income tax benefit of $375                                       (695)             --               --
                                                              ------------    ------------    -------------

       Net income (loss)                                      $      2,295         (10,249)          (8,315)
                                                              ============    ============    =============

See accompanying notes to consolidated financial statements.

26                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder's Deficit and Comprehensive Income (Loss) For the years ended October 31, 2000, 1999 and 1998
(Dollar amounts in thousands)


                                        8%                           Accumulated                   Total
                                     cumulative                         Other                      stock-
                                     preferred   Common   Paid-in   Comprehensive   Accumulated   holder's
                                       stock     stock    capital      Income         deficit     deficit
                                    ---------- --------  -------- ---------------  ------------  ---------
Balance at October 31, 1997       $      5,000       --     1,000              --       (31,503)   (25,503)

Comprehensive loss:
   Net loss                                 --       --        --              --        (8,315)    (8,315)

   Minimum pension                          --       --        --            (228)           --       (228)
                                                                                                  --------

Total comprehensive loss                                                                            (8,543)
                                      --------  -------    ------  --------------   -----------   --------

Balance at October 31, 1998              5,000       --     1,000            (228)      (39,818)   (34,046)


Comprehensive loss:
   Net loss                                 --       --        --              --       (10,249)   (10,249)

   Minimum pension                          --       --        --             228            --        228
                                                                                                  --------

Total comprehensive loss                                                                           (10,021)
                                      --------  -------    ------  --------------   -----------   --------

Balance at October 31, 1999              5,000       --     1,000              --       (50,067)   (44,067)

   Long-term debt
      conversion option                     --       --       542              --            --        542

   Net income                               --       --        --              --         2,295      2,295
                                      --------  -------    ------  --------------   -----------   --------
Balance at October 31, 2000       $      5,000       --     1,542              --       (47,772)   (41,230)
                                      ========  =======    ======  ==============   ===========   ========

See accompanying notes to consolidated financial statements.



                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the years ended October 31, 2000, 1999, and 1998
(Dollar amounts in thousands)


                                                                             2000        1999         1998
                                                                           ---------   ----------   ---------
Net cash provided by (used in) operating activities (note 20)             $ 19,275       (4,369)      7,113
                                                                           ---------   ----------   ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                          66            8          15
   Capital expenditures                                                    (37,024)      (7,760)     (4,535)
                                                                           ---------   ----------   ---------

       Net cash used in investing activities                               (36,958)      (7,752)     (4,520)

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreement                3,863       17,093      (1,096)
   Borrowing of long-term debt                                              19,490           --          --
   Repayments of long-term debt                                               (307)      (6,578)         --
                                                                           ---------   ----------   ---------

       Net cash provided by (used) in financing activities                  23,046       10,515      (1,096)

Net change in cash                                                           5,363       (1,606)      1,497
Cash and cash equivalents at beginning of year                               1,081        2,687       1,190
                                                                           ---------   ----------   ---------

Cash and cash equivalents at end of year                                  $  6,444        1,081       2,687
                                                                           =========   ==========   =========

Supplemental disclosure of cash items:
   Interest paid                                                          $ 12,988       10,856      12,145
   Taxes paid                                                                   12           97         495
                                                                           =========   ==========   =========

See accompanying notes to consolidated financial statements.




                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)



(1) Summary of Significant Accounting Policies and Practices

       (a) Description of Business

           The primary business of AM General Corporation (the Company) is to manufacture Hummer(R)/Humvee(R) vehicles at its plant in Indiana. Currently, the Company is manufacturing Humvee(R) vehicles for the Department of Defense (DoD) under a multiple year requirements contract with deliveries through April 2001. In November 2000, the Company was awarded a sole source, firm-fixed price contract with a base year plus six option years ending June 2007 (with funds appropriated through September 2001). The Company also sells Humvee(R) vehicles and parts to friendly foreign nations through the DoD or on a direct basis. AM General Sales Corporation, a wholly owned subsidiary of the Company, sells Hummer(R) vehicles to the general public through its network of domestic dealers and international distributors. The Company also refurbished two and one-half ton trucks, under the Extended Service Program (ESP), for the DoD through April 1999.

           In June 1999, the Company acquired General Motors Corporation's (GM)
           6.5 liter diesel engine business. Production of these engines began in July 2000 (with sales starting in August 2000). The Company uses the GM 6.5 liter diesel in both its Humvee(R) and Hummer(R) vehicles. GM's applications include some vans, pickup and medium duty trucks. The agreement provides that the Company will continue to supply service engines to GM's internal parts distributor, Services Parts Operation, for a period of ten years. In addition, the Company will build engines for its own requirements as well as those of other customers that use the engine.

           The mix of sales for each of the years in the three year period ended October 31, 2000 is as indicated in the following analysis:

                                                    2000       1999       1998
                                                  --------   --------   --------

                    Hummer(R)/Humvee(R) vehicles     80%        68%        62%
                    ESP                              --         13%        21%
                    Service parts and other          19%        19%        17%
                    Engines                           1%        --         --



           All of the Company's common and preferred stock is owned by The Renco Group, Inc. (the Parent).

       (b) GM Transaction

           On December 21, 1999, the Company completed a series of agreements with GM through which the Company intends to more fully utilize the widespread recognition of the Hummer(R) name to generate incremental revenues, profits and cash flow (the GM Transaction). Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release a new generation vehicle bearing the Hummer(R) trademark
           (H2). GM has retained the Company to assemble the H2 for a specified fee which varies with sales volumes (Assembly Agreement). The Company has the right to assemble GM's requirements, up to the first 40,000 units annually for a seven and one half year period effective with the release of the H2 anticipated to be in 2002.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


           As part of the GM Transaction, the Company assigned the Hummer(R) trademark and trade name to GM. However, GM has granted the Company a limited license that allows the Company to continue using the Hummer(R) trademark for its current vehicle for the duration of the Assembly Agreement. Under the terms of the GM Transaction, GM has assumed responsibility for marketing the Hummer(R) vehicle and has begun selling the Hummer(R) through its dealer network.

           With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan for the engineering and construction of a new production facility, the purchase of certain machinery and equipment, and all other costs required for the Company to become prepared to assemble the H2. In accordance with the terms of the GM Transaction, the Company is prohibited from using the new facility for any purpose other than assembly of the H2. To repay the loan, the Company will pay to GM a pre-agreed portion of the fees received for assembling each H2. The loan is secured by the building and machinery and equipment purchased with the loan proceeds. Except as provided above, the Company is not required to repay the outstanding balance of the loan, but it may elect to do so at any time.

           Upon completion of assembly of 10,000 H2 units and on an annual basis thereafter, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The exercise price of the conversion option will be less than the fair value of the Company's common stock. The value of this beneficial conversion feature has been recorded as a $542 discount on the loan and a corresponding increase in additional paid-in capital. The discount is being amortized, utilizing the effective interest method, through the earliest date at which GM obtains the right to convert the loan.

       (c) Principles of Consolidation

           The consolidated financial statements include the financial statements of AM General Corporation and its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation and General Engine Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

       (d) Cash Equivalents

           For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (e) Inventories

           Inventories are stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)



       (f) Property, Plant, and Equipment

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

           Useful lives for property, plant, and equipment are as follows:

                    Buildings                      40 years
                    Machinery, equipment,
                      and fixtures                 10 to 12 years
                    Vehicles                       5 years
                    Dealer signage                 10 years
                    Tooling                        Units expected to be produced

       (g) Goodwill

           Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer(R)/Humvee(R) and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $36,435 and $32,148 at October 31, 2000 and 1999, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (h) Other Assets

           The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 5) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

       (i) Accounts Payable

           The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $16,033 and $3,969 at October 31, 2000 and 1999, respectively.

       (j) Revenue Recognition

           Revenue under U.S. Government and foreign military fixed-price production contracts relating to the sale of Humvee(R) vehicles is recorded when specific contract terms are fulfilled and title passes, with cost of sales recognized based upon unit cost. Revenue under sales of commercial Hummer(R) vehicles is recorded when vehicles are shipped and title passes to dealers.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)



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

           Sales and related cost of sales applicable to the fixed-price, initial ESP contract were recognized as specific contract terms were fulfilled under the percentage-of-completion method, measured on a units produced basis. The initial ESP contract was completed in June 1998. Revenue under the short-term, follow-on ESP contracts was recorded when specific contract terms were fulfilled and title passed, with cost of sales recognized based upon unit cost.

           Sales of engines and spare parts are recorded when title passes upon shipment, with cost of sales recognized based upon unit cost.

       (k) Research and Development

           Research and development costs are expensed as incurred. Research and development costs amounted to $5,137, $4,129 and $4,444 for the years ended October 31, 2000, 1999 and 1998, respectively.

       (l) Income Taxes

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

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


       (m) Pension and Other Postretirement Plans

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

       (n) Use of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (o) Impairment of Long-lived Assets

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

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)



 (2)   Accounts Receivable

       Components of accounts receivable are as follows:

                                                                                      October 31
                                                                                ----------------------
                                                                                   2000        1999
                                                                                ----------  ----------
                    Receivables from the U.S. Government under
                      long-term contracts:
                         Amounts billed or billable                             $   43,392      32,611
                         Recoverable costs accrued-not billed                        2,411       1,939
                         Unrecovered costs subject to future negotiation            16,733      27,182
                    Commercial customers-amounts billed:
                      Foreign                                                       16,893       5,297
                      Dealers                                                        2,462       6,299
                      Service parts                                                    363         303
                    Other receivables                                                5,175       3,800
                                                                                ----------  ----------

                                                                                    87,429      77,431
                    Less allowance for doubtful accounts                              (525)       (350)
                                                                                ----------  ----------
                                                                                $   86,904      77,081
                                                                                ==========  ==========

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

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

 (3)   Inventories

       Inventories consist of the following:

                                                                            October 31
                                                                       --------------------
                                                                          2000       1999
                                                                       ---------  ---------
                    Finished goods                                     $  27,105     30,010
                    Service parts                                         24,807     20,850
                    Raw materials, supplies, and work in progress         52,158     40,181
                                                                       ---------  ---------

                                                                         104,070     91,041
                    Less allowance for inventory obsolescence             (4,260)    (6,452)
                                                                       ---------  ---------
                                                                       $  99,810     84,589
                                                                       =========  =========

 (4)   Property, Plant, and Equipment

       Property, plant, and equipment consist of the following:

                                                                            October 31
                                                                       --------------------
                                                                          2000      1999
                                                                       ---------  ---------
                    Land                                               $   2,000      1,114
                    Buildings                                              8,145      2,940
                    Machinery equipment, and fixtures                     35,285     30,572
                    Leasehold improvements                                 9,420      9,242
                    Vehicles                                               6,091      2,954
                    Construction in progress                              21,356        859
                    Dealer signage                                           457        411
                    Tooling                                               60,997     59,169
                                                                       ---------  ---------

                                                                          143,751    107,261
                    Less accumulated depreciation and amortization        (69,758)   (63,403)
                                                                        ---------  ---------

                                                                        $  73,993     43,858
                                                                        =========  =========

       Included in construction in progress is $12,699 related to the construction of the H2 facility (see note 1(b)). Tooling, net of related amortization, of $9,342 and $9,868 at October 31, 2000 and 1999, respectively, was required for vehicles being sold to the general public. This tooling is being amortized over 20,000 commercial units expected to be sold which at the current rate of production will extend for another 8 years.

                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

 (5)   Other Assets

       Other assets consist of the following:

                                                         October 31
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------

                 Noncompete covenant, net          $    1,544       2,573
                 Deferred loan costs, net               1,096       1,827
                 Preproduction cost, net                   --       1,070
                 Other                                    271         368
                                                   ----------  ----------

                                                   $    2,911       5,838
                                                   ==========  ==========

       The noncompete covenant resulted from the acquisition of the Hummer(R)/Humvee(R) business on April 30, 1992, and is being amortized over ten years. Accumulated amortization was $8,748 and $7,719 at October 31, 2000 and 1999, respectively. Deferred loan costs were incurred in connection with the senior notes due 2002 and are being amortized over seven years. Accumulated amortization was $4,745 and $4,014 at October 31, 2000 and 1999, respectively. Deferred loan costs include a $2,000 fee paid to the Parent for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

       Preproduction cost represents cost incurred prior to the production of the related vehicle and includes labor and overhead relating to developing production facilities. These costs were being amortized over the 20,000 estimated units to be sold to the general public.

       In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 is applicable to all non-governmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. All start-up costs previously capitalized are required to be fully amortized effective with adoption of SOP 98-5. Except for certain investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Except for certain specified investment companies, initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted and should be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, Accounting Changes. The Company adopted SOP 98-5 in the first quarter of fiscal 2000 and incurred a cumulative effect expense of $695, net of related income taxes of $375.

                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

 (6)   Leases

       The Company has several noncancelable operating leases for substantial portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 2000, 1999 and 1998 aggregated approximately $4,584, $5,365, and $5,388, respectively.

       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2000 are:

               Year ending October 31                 Amount
              ------------------------               --------

               2001                                  $  3,700
               2002                                     3,453
               2003                                     3,480
               2004                                     2,729
               2005                                     2,583
               Thereafter                               5,923
                                                     --------
                                                     $ 21,868
                                                     ========


 (7)   Accrued Expenses

       Components of accrued expenses are as follows:

                                                                       October 31
                                                                   ------------------
                                                                     2000       1999
                                                                   --------   -------
              Contract modifications payable                       $ 15,243    27,733
              Current portion of other post employment benefits       6,800     6,700
              Interest on senior notes                                4,377     4,377
              Warranty                                                6,532     4,918
              Pension liability                                       3,509     5,706
              Plant closing and restructuring reserve                    --       699
              Wages, bonuses, vacations and payroll taxes             8,838     5,643
              Taxes other than on income                              4,960     3,608
              Sales incentives                                        5,266     2,163
              Insurance                                               2,919     2,968
              Customer deposits                                       5,899       308
              Other                                                   6,257     5,874
                                                                   --------   -------
                                                                   $ 70,600    70,697
                                                                   ========   =======

                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

 (8)   Long-term Debt

       Long-term debt consists of:

                                                                                October 31
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
               Revolving line-of-credit, interest at prime plus 3/4%,
                 10.25% and 9.0% at October 31, 2000 and 1999,
                 respectively                                            $   28,810      24,947

               12-7/8% senior notes due 2002, originally discounted
                 $402 to yield 13%, interest payable semi-annually
                 on May 1 and November 1                                     67,910      67,858

               Non-interest bearing loan from General Motors
                 Corporation, net of discount of $486 (see note 1(b))        11,460          --

               Real estate mortgage, payable monthly at $64 plus
                 interest at 9.25% until June 5, 2005 when all unpaid
                 interest and principal will be due                           4,869          --

               Term loan for aircraft, payable monthly at $41 plus
                 interest at 9.25% until February 29, 2005 when
                 all unpaid interest and principal will be due                2,367          --
                                                                         ----------    --------
                                                                            115,416      92,805
               Less current maturities of long-term debt                        610          --
                                                                         ----------    --------
                                                                         $  114,806      92,805
                                                                         ==========    ========

       The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. The amount that was available at October 31, 2000 and 1999 was approximately $10,700 and $12,200, respectively. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination. Subsequent to October 31, 2000, the Company signed an amendment to its revolving credit agreement to extend the term to October 30, 2004. Accordingly, the amounts outstanding under the revolving line of credit at October 31, 2000, have been classified as long-term debt.

                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollars amounts in thousands)


       The senior notes are unsecured and are redeemable at a premium at the Company's option after May 1, 1999 and at the face amount after May 1, 2001. The Company will be obligated to offer to repurchase senior notes at a price of 101% of the face amount if there is a change in control or if at the end of each twelve month period ended April 30, the Company has excess cash flow, as defined. During fiscal 1999, senior notes with a face amount of $6,513 were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve-month period ended April 30, 1999. In fiscal 2000 and 1998, the Company was not required to repurchase any bonds.

       The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth. At October 31, 2000, the Company was in violation of several of its covenants; however, these violations were waived by the lender for the period ended October 31, 2000.

       Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 2000 and 1999.

       The Company's outstanding letters of credit totaled $5,812 and $4,994 at October 31, 2000 and 1999, respectively. Of this amount, $2,141 and $2,141 at October 31, 2000 and 1999, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.

       Following is a summary of scheduled future maturities of the long-term debt at October 31, 2000:

                 2001                              $     610
                 2002                                 68,580
                 2003                                 12,197
                 2004                                 29,616
                 2005                                  4,413
                                                   ---------
                                                   $ 115,416
                                                   =========


 (9)   Other Liabilities

                                                       October 31
                                                   ------------------
                                                    2000        1999
                                                   --------   -------

                 Pension liability                 $     --     2,253
                 Other                                5,557     5,811
                                                   --------   -------
                                                   $  5,557     8,064
                                                   ========   =======

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollars amounts in thousands)


(10)   Preferred Stock

       The preferred stock of the Company, all of which is held by the Parent, is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 2000 and 1999 were $2,200 and $1,800, respectively. The shares have no voting rights on any matter, except as specifically required by law.

       The preferred shares are redeemable by the Company at its option, subject to compliance with long-term debt covenants, at the par value thereof plus any accrued and unpaid dividends. Preferred shares have preference in liquidation or dissolution of the Company over common shares to the extent of the par value of the preferred shares plus any accrued and unpaid dividends thereon.

 (11)  Income Tax

       Total income taxes were allocated as follows:

                                                                            October 31
                                                             ----------------------------------
                                                                2000        1999        1998
                                                             ---------     -------    ---------
                Income from continuing operations            $   4,207      (2,877)     (2,161)
                Cumulative effect of accounting change            (375)         --          --
                Stockholder's deficit, for minimum                  --         140        (140)
                   pension liability
                                                             ---------     -------    --------
                                                             $   3,832      (2,737)     (2,301)
                                                             =========     =======    ========


       Income tax expense (benefit) consists of:

                                                                            October 31
                                                             ----------------------------------
                                                                2000        1999        1998
                                                             ---------     -------    ---------

                Current:
                   Federal                                   $   4,208      (3,168)       (206)
                   State                                           877         169         212

                Deferred:
                   Federal                                      (1,107)         15      (1,904)
                   State                                          (146)        107        (263)
                                                             ---------     -------    --------
                                                             $   3,832      (2,877)     (2,161)
                                                             =========     =======    ========

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollars amounts in thousands)

       Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:

                                                                         October 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
             Computed "expected" tax expense (benefit)      $   2,519      (4,594)     (3,666)
             Cumulative effect of accounting change              (375)         --          --
             Increase (reduction) in income taxes
                resulting from:
                  Amortization of goodwill                      1,500       1,500       1,500
                  State income taxes, net of Federal
                    income tax benefit                            475         179         (34)
                  Foreign sales corporation effect               (340)         --          --
                  Other, net                                       53          38          39
                                                            ---------    --------    --------
                                                            $   3,832      (2,877)     (2,161)
                                                            =========    ========    ========

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2000 and 1999 are presented below:

                                                                  October 31
                                                          ---------------------
                                                             2000       1999
                                                          ----------  ---------

          Deferred tax assets:
           Allowance for doubtful accounts receivable     $    199         133
           Inventory obsolescence reserve                    1,578       2,447
           Compensated absences, principally due to
            accrual  for financial reporting purposes        1,205         991
           Accrued warranty                                  3,321       2,709
           Pension liability                                   793       2,435
           Postretirement benefits other than pensions      65,019      63,374
           Other accruals                                    5,186       4,054
           Other                                               133         209
                                                          --------    --------

                   Total gross deferred tax assets          77,434      76,352

           Less valuation allowance                         38,348      38,348
                                                          --------    --------

                   Net deferred tax assets                  39,086      38,004
                                                          --------    --------

           Deferred tax liabilities:
            Plant and equipment, principally due to
              differences in depreciation                    4,938       5,274
            Reduced costs inventoried for tax purposes
              pursuant to the Tax Reform Act of 1986           297         132
                                                          --------    --------

                   Total gross deferred liabilities          5,235       5,406
                                                          --------    --------

                   Net deferred asset                       33,851      32,598

           Less current portion                              6,444       6,210
                                                          --------    --------

                   Noncurrent portion                     $ 27,407      26,388
                                                          ========    ========

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

       There was no change in the valuation allowance for the years ended October 31, 2000, 1999 and 1998. Subsequently realized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

       At October 31, 2000 and 1999, the Company has a long-term receivable of $4,752 due from the Parent for Federal income tax overpayments.

(12)   Pension Benefits

       The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 2000 and 1999:

                                                         2000         1999
                                                      ------------  ----------

            Change in benefit obligation
            Benefit obligation at beginning of year   $   127,894     132,758
            Service cost                                    2,949       2,945
            Interest cost                                  10,534       9,149
            Actuarial (gain) loss                          (2,586)     (9,280)
            Amendments                                     13,352          --
            Benefits paid                                  (8,943)     (7,678)
                                                      -----------   ----------

            Benefit obligations at end of year            143,200      127,894
                                                      ===========   ==========

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)

                                                                   2000        1999
                                                               ------------ -----------
          Change in plan assets
          Fair value of plan assets at beginning of year       $   159,356     140,475
          Actual return on plan assets                               3,589      22,247
          Employer contribution                                      6,063       4,312
          Benefits paid                                             (8,943)     (7,678)
                                                               -----------  ----------

          Fair value of plan assets at end of year                 160,065     159,356
                                                               -----------  ----------

          Funded status                                             16,865      31,462
          Unrecognized prior service cost                           17,322       6,104
          Unrecognized net actuarial loss                          (37,591)    (45,525)
                                                               -----------  ----------

          Net amount recognized                                $    (3,404)     (7,959)
                                                               ===========  ==========

          Amounts recognized in the statement of financial
           position consist of:
            Intangible asset                                   $       105          --
            Accrued benefit liability                               (3,509)     (7,959)
                                                               -----------  ----------

          Net amount recognized                                $    (3,404)     (7,959)
                                                               ===========  ==========

          Weighted-average assumptions as of October 31
          Discount rate                                               8.00%       7.75%
          Expected return on plan assets                              8.50%       8.50%
          Rate of compensation increase                               5.00%       5.00%

          Components of net periodic benefit cost
          Service cost                                         $     2,949       2,945
          Interest cost                                             10,534       9,149
          Expected return on plan assets                           (12,308)    (10,532)
          Recognized actuarial gain                                 (1,801)        (88)
          Amortization of prior service cost                         2,134       1,007
          Curtailment gain                                              --        (386)
                                                               -----------  ----------

          Net periodic benefit cost                            $     1,508       2,095
                                                               ===========  ==========

       At October 31, 2000, the benefit obligations of plans with no plan assets were $1,238. At October 31, 1999, the fair value of plan assets for all of the Company's defined benefit plans exceeded the respective benefit obligations.

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


       Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $312, $310 and $325 for the years ended October 31, 2000, 1999 and 1998, respectively.

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

       The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 2000 and 1999:

                                                               2000      1999
                                                           ---------- ----------

            Change in benefit obligation
            Benefit obligation at beginning of year        $ 143,116   151,160
            Service cost                                       1,896     2,305
            Interest cost                                     10,451    10,357
            Actuarial (gain) loss                             (9,220)  (14,736)
            Benefits paid                                     (6,793)   (5,970)
                                                           ---------  --------

            Benefit obligations at end of year               139,450   143,116

            Unrecognized prior service cost                     (516)     (565)
            Unrecognized net gain                             32,507    24,552
                                                           ---------  --------

                Accrued benefit cost                       $ 171,441   167,103
                                                           =========  ========

            Components of net periodic benefit cost
            Service cost                                   $   1,896     2,305
            Interest cost                                     10,451    10,357
            Prior service cost recognized                         49        49
            Amortization of unrecognized net gain             (1,266)       --
                                                           ---------  --------

                Net periodic benefit cost                  $  11,130    12,711
                                                           =========  ========

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


       For measurement purposes, a 6.5% and 7.0% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 2000 and 1999, respectively; the rate was assumed to decrease gradually to 5.0% by the year 2003 and remain at that level thereafter.

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.75% at October 31, 2000 and 1999.

       The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 2000 by $18,474 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 2000 by $1,905. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $15,144 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease for the year ended October 31, 2000 by $1,537.

(14)   Commitments and Contingencies

       A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

       In 1999, the Company settled, for $125, an approximately $8 million claim made by the U.S. Army in January 1995 under a contract entered into in 1983.

       On July 16, 1996, the Company was cited by the Defense Contract Audit Agency (DCAA) for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. DCAA issued a cost impact audit report dated June 22, 1999 which asserted that the overhead allocation method used by the Company resulted in a $25,300 overcharge to the Government on vehicles produced and delivered under the R021 and X001 contracts through March 31, 1999. The Company maintains its position that this method of cost allocation is consistent with cost accounting regulations. The Company has entered into a teaming arrangement with selected representatives of the DCAA and other government contracting agencies to arrive at a resolution. The Company plans to aggressively contest the findings of the DCAA report and believes it will prevail. Accordingly, the Company has not accrued any liability associated with this potential claim. However, there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

       The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.


                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


       Payment for sales to commercial Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either voluntary or mandatory repurchase agreements between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 2000 and 1999, the mandatory repurchase agreements covered Hummers(R) with a total value at dealer cost of $21,707 and $6,797, respectively. The Company has not repurchased any vehicles under these arrangements.

       In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

(15)   Related-party Transactions

       During the years ended October 31, 2000, 1999 and 1998, the Company incurred annual management fees to the Parent of $1,200; $100 of which is included in accrued expenses at October 31, 2000 and October 31, 1999. Under the current management consultant agreement between the Company and the Parent, the monthly fee to the Parent is $100 with the potential for additional amounts dependent on the Company achieving certain levels of earnings.

(16)   Business and Credit Concentrations

       The Company's largest customer is the DoD, which accounted for 59%, 70% and 75% of the Company's sales for the years ended October 31, 2000, 1999 and 1998, respectively. At October 31, 2000, 1999 and 1998, accounts receivable with the DoD were $62,536, $61,732 and $62,811, respectively.

       Export sales to unaffiliated foreign customers, including sales to friendly foreign nations, were $125,619, $31,014 and $42,509 for the years ended October 31, 2000, 1999 and 1998, respectively. Included in these amounts are export sales to Israel in the amount of $72,300 for the year ended October 31, 2000.

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

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


       The Company is dependent upon certain vendors for the manufacture of significant components of its Hummer(R)/Humvee(R) vehicles. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. However, the Company has not experienced any significant problems relative to timeliness, quality or availability of sole-sourced products. The Company's hourly employees at the Mishawaka Hummer(R)/Humvee(R) and SPLO operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") with a collective bargaining agreement expiring in September 2001. A new labor agreement (also with UAW) has been negotiated in connection with the GM Transaction (see note 1(b)). The new agreement was ratified in August 1999 and will expire in September 2009. The hourly employees for the new engine production facility are represented by the International Union of Electrical Workers ("IUE"). This agreement was effective in June 2000 and will expire in June 2006.

(17)   Plant Closing and Restructuring

       The Company completed production under its ESP contract in April 1999 at which time production at the facility ceased and plant closure operations commenced. The Company recorded a plant closing charge of $5,231 in the year ended October 31, 1998. The major components of the plant closing charge were $2,958 of severance benefits for 277 hourly and 23 salaried employees, $1,200 of additional pension expense due to curtailment of certain defined benefit pension plans, and $1,073 of plant shutdown and other charges. Included in accrued expenses at October 31, 1999, was the remaining plant closing reserve of $836. The Company recognized a gain of approximately $492 and $2,664 in 2000 and 1999, respectively, due to reversal of accrued severance benefits and other plant closing costs due to lower than anticipated layoffs and other savings.

(18)   Disclosures About the Fair Value of Financial Instruments

       The carrying value of cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these financial instruments.

       The revolving line-of-credit approximates fair value because the interest rate fluctuates with prime. The Company's senior notes are not actively traded. However, management believes the fair value of the senior notes at October 31, 2000 and 1999, approximates the par value. The Company's term loan and mortgage approximate fair value as the fixed interest rates approximate fair market rates at October 31, 2000.

(19)   Segment Reporting

       The Company identifies segments based on management responsibility within the organization. The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations (SPLO), (iv) Systems Technical Support (STS)/Other,
       (v) Engines, and (vi) H2. The HUMMER/HUMVEE classification includes US and Foreign Military Humvees(R) and commercial Hummers(R).

                                  (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2000 and 1999
(Dollar amounts in thousands)


           The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management of the Company does not prepare or review balance sheet information on a segment basis. The Company measures segment profit as gross profit (sales less cost of sales). A reconciliation of net sales and gross profit are as follows (in millions):

                                                                  2000
                  --------------------------------------------------------------------------------------------------
                       HUMMER/        Medium                     STS/
                       HUMVEE         Trucks         SPLO        Other       Engines        H2           Total
                  ---------------  ------------   ----------  ----------   -----------  ----------  ----------------
Net sales         $     359.7           --           71.6         12.1           4.8        --          448.2
Gross profit             54.7           --            8.7          3.5          (0.7)     (1.6)          64.6


                                                                  1999
                  --------------------------------------------------------------------------------------------------
                       HUMMER/        Medium                     STS/
                       HUMVEE         Trucks         SPLO        Other       Engines        H2           Total
                  ---------------  ------------   ----------  ----------   -----------  ----------  ----------------

Net sales         $     236.3         45.6           51.4         14.9            --        --          348.2
Gross profit             22.7          7.8            6.0          1.6          (0.7)       --           37.4

                                                                  1998
                  --------------------------------------------------------------------------------------------------
                       HUMMER/        Medium                     STS/
                       HUMVEE         Trucks         SPLO        Other       Engines        H2           Total
                  ---------------  ------------   ----------  ----------   -----------  ----------  ----------------

Net sales         $     244.7         85.0           50.7         12.4            --        --          392.8
Gross profit             28.4         19.5            6.5         (5.9)           --        --           48.5

                                  (Continued)

(20) Reconciliation of Net Loss to Net Cash Provided by (Used in) Operating Activities

       The reconciliation of net loss to net cash provided by (used in) operating activities for the years ended October 31, 2000, 1999 and 1998 follows:

                                                                               October 31
                                                               -----------------------------------------
                                                                  2000           1999            1998
                                                               ---------      ----------      ----------
Cash flows from operating activities:
   Net loss                                                    $   2,295          (8,315)        (10,249)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Plant closing and restructuring                              (492)         (2,664)          5,231
       Less plant closing and restructuring
         payments                                                   (344)         (1,895)         (2,412)
       Depreciation and amortization of
         plant and equipment                                       6,959           5,551           7,835
       Other amortization                                          6,062           6,252           6,292
       Increase in allowance for
         doubtful accounts                                           175              --              --
       Increase (decrease) in inventory reserve                   (2,192)           (817)          2,862
       Deferred income taxes                                      (1,253)            261          (2,307)
       Discount accretion of debt                                    108              56              57
       Noncash other postretirement cost                           4,338           6,741           4,660
       Loss (gain) on sale of equipment                              (19)             23             (11)
       Change in assets and liabilities:
         Accounts receivable                                      (9,998)         (2,869)        (21,551)
         Inventories                                             (13,146)        (12,154)         12,756
         Prepaid expenses                                           (253)            185             489
         Other assets                                              5,359           1,752             208
         Accounts payable                                         22,680           4,931          (1,290)
         Accrued expenses                                         (5,078)          7,081           4,175
         Income taxes                                              5,073          (3,095)           (489)
         Other liabilities                                          (999)         (3,459)         (1,077)
                                                               ---------      ----------      ----------

           Net cash provided by (used in)
             operating activities                              $  19,275          (4,369)          7,113
                                                               =========      ==========      ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 10. Directors and Executive Officers of the Registrant


The following table lists the director and executive officers of the Company as of January 28, 2001:

Name                     Age       Position
-------------------------------------------------------------------------------------------------
Ira Leon Rennert         66        Chairman and sole Director of the Company
James A. Armour          57        President and Chief Executive Officer
Edmond L. Peters         56        Senior Vice President, Procurement and Business Development
Adare Fritz              54        Senior Vice President, Operations
Robert J. Gula           54        Senior Vice President, Engineering and Product Development
Paul J. Cafiero          47        Vice President and Chief Financial Officer
Francis R. Scharpf       62        Vice President, Medium Truck Programs and Business Development
Ricky R. Smith           42        Vice President, Manufacturing Engineering and Special Projects
Walter R. Botich         51        Vice President, Quality Assurance
Gary L. Wuslich          55        Vice President, Human Resources

Ira Leon Rennert has been the Chairman and sole Director of the Company since 1991. The Company acquired the HUMMER/HUMVEE business in 1992 (the "Acquisition"). Mr. Rennert has been Chairman, Chief Executive Officer ("CEO") and principal shareholder of Renco (including predecessors) since its first acquisition in 1975. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with the Company including WCI Steel, Inc., Doe Run, Inc., and Renco Metals, Inc. Mr. Rennert also serves as a Director of Lodestar Holdings, Inc. in which he indirectly holds a controlling interest.

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

Edmond L. Peters has been Senior Vice President Procurement and Business Development since November 1, 1997. Mr. Peters previously held the position of Senior Vice President, Contracts Materials and Washington Operations since October 1, 1996 and Vice President, Contracts & Subcontracts since April 30, 1992. Mr. Peters previously held the position of Director-Purchasing. Mr. Peters has been with the Company and its predecessor companies for the past 16 years.

Adare Fritz has been Senior Vice President, Operations since April 30, 1992. Mr. Fritz previously held the position of Vice President, Operations. Mr. Fritz has been with the Company and its predecessor companies for the past 32 years.

Robert J. Gula has been Senior Vice President, Engineering and Product Development since November 1, 1997. Mr. Gula previously held the position of Vice President, Engineering since April 30, 1992. Mr. Gula has been with the Company and its predecessor companies for the past 29 years. Prior to joining AM General, Mr. Gula held technical positions within several engineering services and automotive manufacturing companies.

Paul J. Cafiero has been Vice President and Chief Financial Officer since May 1, 1997. Mr. Cafiero previously held the position of Corporate Controller since April 30, 1992. Mr. Cafiero previously held the position of Assistant Controller. Mr. Cafiero has been with the Company and its predecessor companies for the past 16 years.

Francis R. Scharpf has been Vice President, Medium Truck Programs and Business Development since June 1, 1998. On March 18, 1996, he was named Executive Assistant to the President and CEO. Prior to this, he held various positions involving program management and business planning. Mr. Scharpf has been with the Company and its predecessor companies for the past 18 years. Before joining AM General, Mr. Scharpf was a career military officer having served in the US Army in various command positions.

Ricky R. Smith has been Vice President, Manufacturing Engineering and Special Projects since November 1, 1999. Previously he held the positions of Director, Manufacturing Engineering and Plant Manager for the Mishawaka operations. Mr. Smith has been with the Company and its predecessor companies for the past 20 years.

Walter R. Botich has been Vice President, Corporate Quality since November 1, 1999. Mr. Botich previously held the position of Director, Quality Assurance since November 21, 1994 and Manager Quality Assurance since December 23, 1991. Mr. Botich has been with the Company and its predecessor companies for the past 18 years. Prior to joining AM General, Mr. Botich held managerial and technical positions with other automotive supplier companies.

Gary L. Wuslich was appointed Vice President, Human Resources on November 1, 2000. Mr. Wuslich previously held the position of Director, Human Resources. Mr. Wuslich has been with the Company and its predecessor for the past 31 years. Prior to joining AM General, Mr. Wuslich held executive and managerial positions with LTV Steel Company.


Item 11. Executive Compensation

  The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 2000, 1999, and 1998 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").

                          Summary Compensation Table

                                                              Annual Compensation
                                                -------------------------------------------------------
                                                                          Other Annual      All Other
   Name and Principal Position         Fiscal      Salary       Bonus     Compensation    Compensation
                                         Year                                  (3)
----------------------------------     ----------------------------------------------------------------
Ira Leon Rennert (1)                       2000       -           -             -            $1,200,000
   Chairman and Sole Director              1999       -           -             -            $1,200,000
                                           1998       -           -             -            $1,200,000

James A. Armour                            2000    $413,464     250,000          74,702         -
   President & Chief Executive             1999    $250,000     250,000          46,078         -
      Officer                              1998    $250,000     250,000          70,657         -

Edmond L. Peters                           2000     196,154     100,000          35,631         -
   Sr. Vice President,                     1999     175,000     100,000          30,235         -
      Procurement                          1998     175,000      60,000              (2)        -

Paul J. Cafiero                            2000     165,892      75,000          51,440         -
   Vice President and Chief                1999     125,000     100,000          26,014         -
      Financial Officer                    1998     125,000      40,000              (2)        -

Robert J. Gula                             2000     176,154      75,000          29,302         -

   Sr. Vice President, Engineering         1999     155,000      40,000          28,134         -
      & Product Development                1998     155,000      60,000          24,902         -

Adare Fritz                                2000     135,000      40,000          23,208         -
   Senior Vice President,                  1999     135,000      60,000          22,030         -
      Operations                           1998     135,000      40,000          19,903         -

   (1) Mr. Rennert, the sole Director of the Company received no compensation directly from the Company. Trusts established by Mr. Rennert, for his benefit and for the benefit of certain members of his family, hold the stock of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 2000, Renco received a management fee of $1,200,000 from the Company.

   (2) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per Named Executive Officer.

   (3) Consisting principally of Company paid expenses for cars, clubs, travel and other expenses.

Compensation Committee Interlocks and Insider Participation

The Company had no compensation committee during the fiscal year ended October 31, 2000. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 2000 was fixed by their employment agreements and their Net Worth Appreciation Agreements and consultation between the Chairman of the Board and the President.

During fiscal 2000, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

Employment Agreements

Mr. Armour, Mr. Fritz, Mr. Peters, Mr. Gula, Mr. Cafiero and Mr. Scharpf are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 2001 and from year to year thereafter unless terminated by either party with 30 days' prior written notice. The compensation arrangements as of November 1, 2000 are as follows:

Mr. Armour-Minimum annual salary of $500,000 plus an annual bonus of $250,000 for each fiscal year in which the Company shall not have incurred a net loss, as determined by this plan, before the bonus payments to all Named Executive Officers and charges for non-cash postretirement benefits other than pensions.

Mr. Fritz-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Peters-Minimum annual salary of $225,000 plus an annual bonus of $100,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Gula-Minimum annual salary of $205,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Cafiero-Minimum annual salary of $190,000 plus an annual bonus of $50,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Scharpf-Minimum annual salary of $115,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Botich-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.


Net Worth Appreciation Agreements

 The Named Executive Officers and one other officer are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. Because of the net losses in fiscal 1997, 1998 and 1999, no amounts have been accrued, and accordingly no amounts are payable to contract holders at October 31, 2000.

Retirement Plans

The Company maintains two salaried retirement plans.

First, the AMG Retirement Plan is a defined benefit plan which is ERISA qualified and fully funded. All salaried employees are covered by this plan.

The AMG Retirement Plan calculates an annual accrual of 1.5% of each employees annual income (as defined in the plan), up to the Social Security Special "Old Law" Wage Base (maximum earnings of $160,000 in 2000) plus 2.25% of defined annual income in excess of the Wage Base. At retirement, the qualified salaried employee's retirement benefit is equal to the accumulated annual accruals for all years of service. This is referred to as a "Career Earnings" plan.

                          AMG Retirement Plan ERISA Qualified
                      ------------------------------------------


                                                                                  Retirement @ age
                                                                                         65
    Named        Age     Service      Annual      Earliest     Benefit at      Service        Annual
  Executive               Years*     Income**    Retirement      Early          Years         Benefit
                                                    Age        Retirement
---------------------------------------------------------------------------------------------------------
J.A. Armour      57        28.2      $738,100       57             60,545        36.2        $122,239
E.L. Peters      57        15.2       313,100       60             54,017        23.2          85,462
R.J. Gula        54        29.5       268,100       54             49,137        40.5         141,331
P.J. Cafiero     47        16.5       253,100       58             69,879        34.5         138,205
A. Fritz         54        28.6       163,100       54             47,574        39.6         137,368

* - As of January 1, 2001
** - Assumes 5% annual growth based on actuarial assumptions

Second, the AMG ERISA Excess Plan provides benefits for those participants in the AMG Retirement Plan with income in excess of the limitations of the Internal Revenue Code. The ERISA Excess Plan is not funded.

                AMG ERISA Excess Plan -
                Unfunded
                ------------------------------

                                        Retirement @ Age
                                               65
                                        ---------------------
    Named       Age   Service   Annual    Service   Annual
  Executive            Years*   Income**   Years    Benefit
-------------------------------------------------------------
J.A. Armour      57     28.2    $738,100    36.2    $337,247
E.L. Peters      57     15.2     313,100    23.2      60,404
R.J. Gula        54     29.5     268,100    40.5      50,322
P.J. Cafiero     47     16.5     253,100    34.5      67,632
A. Fritz         54     28.6     163,100    39.6       7,427

* - As of January 1, 2001
** - Assumes 5% annual growth based on actuarial assumptions


Benefits under this plan are accrued on the same basis as those under the ERISA Qualified Plan. All benefits accrued under this plan are unfunded. Benefits provided under the plan are payable only upon retirement at age 65 or older, death or disability.

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

Item 13. Certain Relationships and Related Transactions

Management Agreement

Renco provides management services to the Company under the Management Consultant Agreement expiring October 31, 2001, subject to renewal for additional terms of three years each, unless terminated by either party. Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Consultant Agreement effective as of April 1, 1995, Renco provides such services to the Company for an annual management fee equal to $1.2 million. Additionally, Renco will receive an annual fee for each fiscal year, commencing with fiscal 1995, equal to the excess, if any, of (i) ten percent (10%) of the Company's consolidated net income before deductions for federal and state income taxes, fees associated with the Management Consultant Agreement and expenses related to the Company's Net Worth Appreciation Agreements, over (ii) the aggregate annual management fee of $1.2 million.

The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. Annual payments by the Company in excess of $1.2 million under the Management Consultant Agreement must comply with the restricted payments covenant of the Indenture governing the Notes.

Management fees are paid monthly in arrears in installments of $100,000. The Company paid management fees of $1.2 million to Renco in the year ended October 31, 2000.

Insurance Sharing Program

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are fidelity and special crime insurance. The premiums for fidelity and special crime insurance are allocated by Renco substantially as indicated in the underlying policies. Renco also purchased and administered certain insurance exclusively for the Company of which the Company financed $.7 million directly with insurance premium finance companies. In fiscal 2000, the Company incurred costs of approximately $.9 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

Tax Sharing Agreement

Starting with the fiscal year ended October 31, 1999 and thereafter, the Company files it's own consolidated Federal and state income tax returns. Through the fiscal year ended October 31, 1998, the Company was included in the consolidated Federal tax returns of Renco and the Ohio state income tax returns of those Renco companies that do business in Ohio. Under the terms of the tax sharing agreement with Renco, when AM General is part of a consolidated or combined return with Renco, income taxes are allocated to the Company on a separate return basis, except that transactions between the Company and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes. As of October 31, 2000, the Company had no net operating tax loss carryforwards. As of October 31, 2000, the Company had a long-term receivable for income taxes of $4.8 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. and 2. List of Financial Statements and Financial Statement
        Schedules:


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 24
Consolidated Balance Sheets as of October 31, 1999 and 1998                  25
Consolidated Statements of Operations for the years ended
    October 31, 1999, 1998 and 1997                                          26
Consolidated Statements of Stockholder's Equity for the years ended
    October 31, 1999, 1998 and 1997                                          27
Consolidated Statements of Cash Flows for the years ended
    October 31, 1999, 1998 and 1997                                          28
Notes to Consolidated Financial Statements                        29 through 49

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

      (a) 3.  Listing of Exhibits


    Exhibit No.                                Description
    -----------    -------------------------------------------------------------
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

  *******10.1.6      Amendment No. 14 dated December 21, 1999 to Loan and
                     Security Agreement, dated April 30, 1992 between Congress
                     Financial Corporation and AM General Corporation.

          *10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994.

*********10.2.1      Supplement No. 3, dated February 24, 2000, to Employment
                     Agreement of James A. Armour.

          *10.3 Employment Agreements dated May 1, 1992 as supplemented December 16, 1993 with:
                                                Adare Fritz
                                                Gary L. Wuslich
                                                Robert J. Gula
                                                Edmond L. Peters

    Exhibit No.                                Description
  --------------   -------------------------------------------------------------
        **10.3.1 Supplement No. 2, dated February 16, 1995, to Employment Agreements of Messrs. Fritz, Wuslich, Gula and Peters.

          10.3.2     Employment Agreement with Paul J. Cafiero, dated May 1,
                     1997

**********10.3.3     Supplement No. 4, dated May 15, 2000, to Employment
                     Agreement of Robert J. Gula

**********10.3.4     Supplement No. 4, dated May 15, 2000, to Employment
                     Agreement of Edmond L. Peters

**********10.3.5     Supplement No. 4, dated May 15, 2000, to Employment
                     Agreement of Paul J. Cafiero

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

         **10.14 Lease dated September 17, 1993 between Indiana GRQ, Inc. and AM General Corporation.

         **10.15 Lease dated July 25, 1984 between Oppenheimer Livonia Associates and AM General Corporation.

         **10.16     Intentionally Omitted

         **10.17 Commercial lease dated April 28, 1992 between Amland Corporation and Ren Acquisition Corp.

    Exhibit No.                                Description
  --------------   -------------------------------------------------------------
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

    *******10.30     HUMVEE Trademark Agreement dated December 21, 1999 between
                     AM General Corporation and General Motors Corporation.

    *******10.31     Royalty Sharing Agreement dated December 21, 1999 between
                     AM General Corporation and General Motors Corporation.

    *******10.32     Joint Review Board Agreement dated December 21, 1999
                     between AM General Corporation and General Motors
                     Corporation.

    *******10.33     Equity Conversion Agreement dated December 21, 1999 between
                     AM General Corporation and General Motors Corporation.

   ********10.34     Lease dated October 6, 1999 between Dayton Sunrise Partners and AM General Corporation

    Exhibit No.                                             Description
    ------------   -------------------------------------------------------------------------------------------
 **********10.35     Contract dated August 18, 2000 between the Company and Lamb
                     Technicon Body & Assembly Systems (technical schedules
                     omitted)

 **********10.36     Term Promissory Note dated June 5, 2000 between 1/st/
                     Source Bank and AM General Corporation

***********10.37     Loan and Security Agreement dated as of January 24, 2001
                     between Congress Financial Corporation and AM General
                     Corporation.

              21     Subsidiaries of Registrant.

                     *Filed with the Registration Statement No. 33-93302 filed June 9, 1995.
                     **Filed with Amendment No. 1 to Registration Statement No. 33-93302 filed August 9, 1995
                     *** Filed with Company's Form 10-K, No. 33-93302, filed January 28, 1996.
                     **** Filed with Company's Form 10-Q, No. 33-93302, filed September 16, 1996.
                     ***** Filed with Company's Form 10-K, No. 33-93302, filed January 29, 1997.
                     ******Filed with Company's Form 10-K No. 33-93302, filed January 29, 1999.
                     *******Filed with Company's Form 10-K No. 33-93302 filed January 31, 2000.
                     ********Filed with Company's Form 10-Q, No. 33-93302 filed March 16, 2000.
                     *********Filed with Company's Form 10-Q, No. 33-93302 filed June 14, 2000.
                     **********Filed with Company's Form 10-Q, No. 33-93302 filed September 14, 2000.
                     ***********Filed with Company's Form 10-K No. 33-93302 filed January 29, 2001

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2001.

                                               AM GENERAL CORPORATION


                                By: /s/ James A. Armour
                                   -------------------------
                                           James A. Armour
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2001.

                   Signature                              Title
                   ---------                              -----

/s/ Ira Leon Rennert                  Chairman and sole Director
-------------------------------------
    Ira Leon Rennert

/s/ James A. Armour                   President and Chief Executive Office
-------------------------------------
    James A. Armour                   (Principal Executive Officer)

/s/ Paul J. Cafiero                   Vice President and Chief Financial Officer
-------------------------------------
    Paul J. Cafiero                   (Principal Financial and Accounting
                                       Officer)


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