Form 10-K405/A
period 2000-10-31
AM GENERAL CORP
filed 2001-02-05
CIK 946642

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
     Documents Incorporated by reference:     None.

________________________________________________________________________________

TABLE OF CONTENTS

PART I                                                                        3

  Item 1.  Business                                                           3
  Item 2.  Properties                                                        10
  Item 3.  Legal Proceedings                                                 11
  Item 4.  Submission of Matters to a Vote of Security Holders               11

PART II                                                                      11

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.                                                          11
  Item 6.  Selected Financial Data.                                          12
  Item 7.  Management Discussion and Analysis of Financial Condition and
           Results of Operations.                                            13
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.       22
  Item 8.  Financial Statement and Supplementary Data.                       23
  Item 9.  Changes in and Disagreements with Accountants and Financial
           Disclosure.                                                       51

PART III                                                                     52

  Item 10.  Directors and Executive Officers of the Registrant.              52
  Item 11.  Executive Compensation.                                          53
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.  56
  Item 13.  Certain Relationships and Related Transactions.                  56

PART IV                                                                      58

  Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.                                                     58

SIGNATURES                                                                   63

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

                                                                Fiscal Year Ended
                                                                   October 31,
                                               ----------------------------------------------------
                                                 2000        1999       1998       1997      1996
                                               ----------------------------------------------------
(dollars in millions)
Statement of Operations Data
----------------------------
Net Sales                                       $448.2      348.2      392.8      468.2     462.4
Gross Profit (a)                                  64.6       37.4       48.5       43.2      42.9
Depreciation and Amortization                     12.3       10.9       13.2       12.7      16.8
Selling, General and Administrative Expenses      32.1       31.2       27.7       26.2      37.3
Special termination benefits                         -          -          -        0.1       3.2
Plant Closing/Restructuring                       (0.5)      (2.7)       5.2        3.5         -
Operating Income (Loss) (b)                       20.7       (2.0)       2.4        0.7     (14.4)
Interest Expense, Net                             13.5       11.1       12.8       13.2      13.9
Income Tax Expense (Benefit)                       4.2       (2.9)      (2.1)      (3.0)     (8.7)
Income (Loss) before Accounting Change             3.0      (10.2)      (8.3)      (9.5)    (19.6)
Accounting Change, Net of Income Taxes (c)        (0.7)         -          -          -         -
                                               ----------------------------------------------------
Net Income (Loss)                               $  2.3      (10.2)      (8.3)      (9.5)    (19.6)

Balance Sheet Data
------------------
Working Capital                                 $ 64.0       61.4       56.1       55.9      87.9
Property Plant and Equipment, net                 73.9       43.9       41.7       44.9      56.5
Total Assets                                     380.6      325.8      314.8      316.3     373.2
Total Debt (d)                                   115.3       92.8       82.2       83.2     126.9
Stockholder's Equity (Deficit)                   (41.2)     (44.1)     (34.1)     (25.5)    (16.0)

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

Item 8.  Financial Statements and Supplementary Data


Index To Financial Statements

                                                                                                        Page
Independent Auditors' Report                                                                              24

Consolidated Balance Sheets as of October 31, 2000 and 1999                                               25

Consolidated Statements of Operations
        For the Years Ended October 31, 2000, 1999, and 1998                                              26

Consolidated Statement of Stockholder's Deficit and Comprehensive Income (Loss)
        For the Years Ended October 31, 2000, 1999, and 1998                                              27

Consolidated Statement of Cash Flows
        For the Years Ended October 31, 2000, 1999, and 1998                                              28

Notes to Consolidated Financial Statements                                                                29

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Indianapolis, Indiana
December 22, 2000

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2000 and 1999
(Dollar amounts in thousands, except share information)



                                                                           2000             1999
                            Assets                                      -----------      -----------
Current assets:
   Cash                                                                 $     6,444            1,081
   Accounts receivable, net                                                  86,904           77,081
   Inventories                                                               99,810           84,589
   Prepaid expenses and other assets                                          1,237              984
   Deferred income taxes                                                      6,444            6,210
                                                                        -----------      -----------
         Total current assets                                               200,839          169,945

Income taxes receivable                                                       4,752            4,752
Property, plant, and equipment, net                                          73,993           43,858
Deferred income taxes                                                        27,407           26,388
Goodwill, net                                                                70,725           75,012
Other assets                                                                  2,912            5,838
                                                                        -----------      -----------
                                                                            380,628          325,793
                                                                        ===========      ===========

             Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable                                                     $    60,105           37,425
   Accrued expenses                                                          70,600           70,697
   Income taxes payable                                                       5,539              466
   Current maturities of long-term debt                                         610               --
                                                                        -----------      -----------
         Total current liabilities                                          136,854          108,588

Long-term debt                                                              114,806           92,805
Postretirement benefits other than pensions, noncurrent portion             164,641          160,403
Other liabilities, noncurrent portion                                         5,557            8,064
                                                                        -----------      -----------
         Total liabilities                                                  421,858          369,860
                                                                        -----------      -----------

Stockholder's deficit:
   8% cumulative preferred stock, $1,000 par value. Authorized
     10,000 shares; issued and outstanding 5,000 shares                       5,000            5,000
   Common stock, $.01 par value. Authorized 1,000 shares;
     issued and outstanding 900 shares                                           --               --
   Paid-in capital                                                            1,542            1,000
   Accumulated deficit                                                      (47,772)         (50,067)
                                                                        -----------      -----------
         Total stockholder's deficit                                        (41,230)         (44,067)

Commitments and contingencies (notes 6 and 14)
                                                                        -----------      -----------

                                                                        $   380,628          325,793
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

       On July 16, 1996, the Company was cited by the Defense Contract Audit Agency (DCAA) for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. DCAA issued a cost impact audit report dated June 22, 1999 which asserted that the overhead allocation method used by the Company resulted in a $25,300 overcharge to the Government on vehicles produced and delivered under the R021 and X001 contracts through March 31, 1999. The DCAA has updated its analysis and is now asserting a $20,239 overcharge, including interest, on vehicles delivered through May 31, 2000. The Company maintains its position that this method of cost allocation is consistent with cost accounting regulations. The Company plans to aggressively contest the findings of the DCAA report and believes it will prevail. Accordingly, the Company has not accrued any liability associated with this potential claim. However, there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

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

       The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair value of long-term debt at October 31, 2000 and 1999 was $114,039 and $92,805, respectively.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1. and 2. List of Financial Statements and Financial Statement
        Schedules:


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 24
Consolidated Balance Sheets as of October 31, 2000 and 1999                  25
Consolidated Statements of Operations for the years ended
    October 31, 2000, 1999 and 1998                                          26
Consolidated Statements of Stockholder's Equity for the years ended
    October 31, 2000, 1999 and 1998                                          27
Consolidated Statements of Cash Flows for the years ended
    October 31, 2000, 1999 and 1998                                          28
Notes to Consolidated Financial Statements                        29 through 50

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