Form 10-Q
period 2001-01-31
AM GENERAL CORP
filed 2001-03-13
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number: 33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                           ________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of March 13, 2001.

                            AM General Corporation
                                   Form 10-Q
                        Quarter Ended January 31, 2001

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS                                                              3

     Consolidated Balance Sheets                                                                3

     Consolidated Statements of Operations                                                      4

     Consolidated Statements of Cash Flows                                                      5

     Notes to Consolidated Financial Statements                                                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                             8

     General Discussion                                                                         8

     Segment Discussion                                                                         8

     Three Months Ended January 31, 2001 compared to Three Months Ended January 31, 2000       11

     Liquidity and Capital Resources                                                           14

     Forward-Looking Statements                                                                15

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       15

PART II.  OTHER INFORMATION                                                                    16

     ITEM 1.  LEGAL PROCEEDINGS                                                                16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 17

SIGNATURES                                                                                     18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                       January 31,          October 31,
                                     Assets                                               2001                 2000
                                                                                       (unaudited)
                                                                                       -----------        ------------
Current assets:
      Cash                                                                             $      8,243              6,444
      Accounts receivable, net                                                               61,930             86,904
      Inventories                                                                           107,513             99,810
      Prepaid expenses                                                                        1,948              1,237
      Deferred income taxes                                                                   7,066              6,444
                                                                                       ------------       ------------
Total current assets                                                                        186,700            200,839

Due from parent                                                                               4,752              4,752
Property, plant, and equipment, net                                                         102,569             73,993
Deferred income taxes                                                                        28,526             27,407
Goodwill, net                                                                                69,654             70,725
Other assets                                                                                  4,706              2,912
                                                                                       ------------       ------------
                                                                                       $    396,907            380,628
                                                                                       ============       ============

                      Liabilities and Stockholder's Deficit

Current liabilities:
      Accounts payable                                                                 $     46,390             60,105
      Accrued Expenses                                                                       69,587             70,600
      Income taxes payable                                                                    5,318              5,539
      Current maturities of long-term debt                                                      625                610
                                                                                       ------------       ------------
Total current liabilities                                                                   121,920            136,854

Long-term debt, noncurrent portion                                                          141,481            114,806
Postretirement benefits other than pensions, noncurrent portion                             165,876            164,641
Other long-term liabilities                                                                   5,191              5,557
                                                                                       ------------       ------------
Total liabilities                                                                           434,468            421,858
                                                                                       ------------       ------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      shares; issued and outstanding 5,000 shares.                                            5,000              5,000
      Common stock, $.01 par value.  Authorized 1,000 shares, issued and
      outstanding 900 shares.                                                                     -                  -
      Paid-in capital                                                                         3,056              1,542
      Accumulated deficit                                                                   (45,617)           (47,772)
                                                                                       ------------       ------------
Total stockholder's deficit                                                                 (37,561)           (41,230)
Commitments and contingencies                                                                     -                  -
                                                                                       ------------       ------------
                                                                                       $    396,907            380,628
                                                                                       ============       ============

           See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                                                        Three Months Ended
                                                                                            January 31,
                                                                               -------------------------------------
                                                                                     2001                  2000
                                                                               --------------         --------------
Net sales                                                                      $    121,465                  91,391

Cost and expenses:
      Cost of sales                                                                 101,501                  79,837
      Depreciation and amortization                                                   3,956                   3,223
      Selling, general, and administrative expenses                                   8,447                   7,933
                                                                               ------------           -------------

Income before interest and income taxes                                               7,561                     398
Interest income                                                                         120                      85
Interest expense                                                                     (3,491)                 (4,128)
                                                                               ------------           -------------

Income (loss) before income taxes and cumulative effect of                            4,190                  (3,645)
accounting change
Income tax expense                                                                    2,035                       -
                                                                               ------------           -------------

Income (loss) before cumulative effect of accounting change                           2,155                  (3,645)
Cumulative effect of accounting change                                                    -                  (1,070)
                                                                               ------------           -------------

Net income (loss)                                                              $      2,155                  (4,715)
                                                                               ============           =============

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                                                              Three Months Ended
                                                                                                 January 31,
                                                                                       -------------------------------
                                                                                           2001               2000
                                                                                       ------------      -------------
Cash flows from operating activities:
      Net income (loss)                                                                $      2,155             (4,715)
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization of plant and equipment                             2,623              1,890
             Other amortization                                                               1,534              1,528
             Increase in inventory reserve                                                    1,142                115
             Deferred income taxes                                                           (1,741)                 -
             Noncash other postretirement cost                                                1,235              1,180
             Cumulative effect of change in accounting principle                                  -              1,070
             Gain on sale of equipment                                                            -                 (6)
             Change in assets and liabilities:
                     Accounts receivable                                                     24,974              5,556
                     Inventories                                                             (8,845)            (3,368)
                     Prepaid expenses                                                          (711)              (620)
                     Other assets                                                                 2                  -
                     Accounts payable                                                       (13,715)             4,157
                     Accrued expenses                                                        (2,198)              (785)
                     Income taxes                                                              (221)                 -
                     Other liabilities                                                       (1,178)              (956)
                                                                                       ------------      -------------
Net cash provided by operating activities                                                     5,056              5,046
                                                                                       ------------      -------------

Cash flows from investing activities:

      Proceeds from sale of equipment                                                             -                  6
      Capital expenditures                                                                  (31,022)            (1,960)
                                                                                       ------------      -------------
Net cash used in investing activities                                                       (31,022)            (1,954)
                                                                                       ------------      -------------

Cash flows from financing activities:

      Net repayments under line-of-credit agreement                                          (5,172)            (3,455)
      Borrowing of long-term debt                                                            33,333                  -
      Repayments of long-term debt                                                             (146)                 -
      Financing fees                                                                           (250)                 -
                                                                                       ------------      -------------
Net cash provided by (used in) financing activities                                          27,765             (3,455)
                                                                                       ------------      -------------
Net change in cash                                                                            1,799               (363)
Cash and cash equivalents at beginning of period                                              6,444              1,081
                                                                                       ------------      -------------

Cash and cash equivalents at end of period                                             $      8,243                718
                                                                                       ============      =============

Supplemental disclosure of cash items
      Interest paid                                                                    $      5,478              6,127
      Taxes paid                                                                              3,997                  -

          See accompanying notes to consolidated financial statements

                    AM General Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

                         (Dollar amounts in thousands)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes to consolidated financial statements required by generally accepted accounting principles for a complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 2000.

Note 2.  Accounts Receivable

         Components of accounts receivable are as follows:

                                                                    January 31,
                                                                        2001                 October 31,
                                                                    (Unaudited)                 2000
                                                                   --------------           -------------
Receivables from the U.S. Government under
   Long-term contracts:
      Amounts billed or billable                                   $       33,213                 43,392
      Recoverable costs accrued-not billed                                  1,805                  2,411
      Unrecovered costs subject to negotiation                             15,994                 16,733
Commercial customers-amounts billed:
   Foreign                                                                  7,442                 16,893
   Dealers                                                                    749                  2,462
   Service parts                                                              239                    363
Other receivables                                                           2,890                  5,175
                                                                   --------------           ------------

                                                                           62,332                 87,429
Less allowance for doubtful accounts                                         (402)                  (525)
                                                                   --------------           ------------
                                                                   $       61,930                 86,904
                                                                   ==============           ============

Note 3.  Inventories

         Inventories consisted of the following:

                                                       January 31,
                                                           2001             October 31,
                                                       (Unaudited)             2000
                                                     --------------       --------------
Finished Goods                                       $       28,971              27,105
Service Parts                                                26,475              24,807
Raw Materials, supplies and work in progress                 57,469              52,158
                                                     --------------       -------------
                                                            112,915             104,070
Less allowance for inventory obsolescence                    (5,402)             (4,260)
                                                     --------------       -------------
Total                                                $      107,513              99,810
                                                     ==============       =============

Note 4.  GM Transaction

On December 21, 1999, the Company completed a series of agreements with General Motors Corporation ("GM") through which the Company intends to more fully utilize the widespread recognition of the Hummer(R) name to generate incremental revenues, profits and cash flow (the GM Transaction). Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release a new generation vehicle bearing the Hummer(R) trademark (H2). GM has retained the Company to assemble the H2 for a specified fee (the "Assembly Fee") which varies with sales volumes. The Company has the right to assemble GM's requirements, up to the first 40,000 units annually for a seven and one half year period effective with the release of the H2 anticipated to be in 2002. In connection with the GM Transaction, the Company assigned the HUMMER trademark to GM and GM licensed the Company to continue to use the mark for the Company's current HUMMER vehicle for the duration of the assembly period.

With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan (the "GM Loan") for the engineering and construction of a new production facility (the "New Facility"), the purchase of certain machinery and equipment, and all other costs required to build the New Facility. Through January 31, 2001, GM has advanced $45.3 million, net of discount of $1.8 million, on the GM Loan.

To repay the GM Loan, the Company will repay GM a pre-agreed portion of the Assembly Fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. Except as provided above, the Company is not required to repay the outstanding balance of the GM Loan but it may elect to do so at any time. GM has a lien on the building and machinery and equipment purchased with the proceeds of the GM Loan to secure its repayment. In accordance with the terms of the GM Transaction, the Company is prohibited from using the New Facility for any purpose other than the assembly of the H2 until the GM Loan is fully repaid and the lien is satisfied.

Upon completion of assembly of 10,000 H2 units and on an annual basis thereafter, GM will have the option to convert all or any part of the unpaid balance, if any, on the GM loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The exercise price of the conversion option will be less than the fair value of the Company's common stock. The value of this beneficial conversion feature has been recorded as a $2,056 discount on the loan and a corresponding increase in additional paid-in capital, of which $1,514 as recorded during the quarter ended January 31, 2001. The discount is being amortized, utilizing the effective interest method, through the earliest date at which GM obtains the right to convert the loan. During the quarter ended January 31, 2001, $177 has been recorded as interest expense capitalized as construction in progress.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc., (collectively, the "Company" or "AM General"), is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE" (R)), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER (R) ("HUMMER" or "Current Vehicle"). The HUMMER trademark is owned by General Motors Corporation ("GM") and licensed to the Company to brand the Current Vehicle for the duration of the Company's agreement with GM to assemble a new HUMMER model (the "H2"), pursuant to a series of agreements with GM entered into in December 1999 (the "GM Transaction").

The Company's wholly-owned subsidiary, General Engine Products, Inc. ("GEP") manufactures, under a license agreement running to 2009 with GM, the 6.5 liter diesel engine used in the HUMMER/HUMVEE. GM's internal parts distributor, Service Parts Operation, also purchases its service requirements for this engine from AM General. The Company also markets both technical support services and spare parts.

The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS")/Other, (v) GEP Engines and (vi) H2. Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A") contained elsewhere herein, in which the Company's net sales and gross profit are summarized by business lines.

HUMVEE/HUMMER Segment

     HUMVEE

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The X001 contract expired on December 14, 2000. The Company successfully negotiated a new follow-on A2 production contract that was awarded on November 6, 2000 (the "S001 contract"). This is a sole source firm-fixed price contract calling for base year production of 2,861 HUMVEE's, subject to Government funding. The fiscal 2001 Federal budget currently includes funding for the base year production plus 631 option vehicles. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. If all options years on the contract are exercised, approximately 31,000 vehicles valued at $2.4 billion will be delivered under this contract. Management believes this contract will provide continuing base line production for the HUMVEE over the next several years.

As of March 12, 2001, orders have been received for substantially all of the Company's scheduled production of US Military and international HUMVEEs for the remainder of fiscal 2001. The production line rate for 2001 will remain at 24 units per day.

On August 7, 2000, the Company signed an engineering contract with the DoD valued at $11.5 million. This contract (the "A4") provides the Government with a mechanism to explore its future HUMVEE design requirements. Engineering changes developed under this contract will enable the Government to direct the integration of selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company will build seven prototype vehicles for Company testing by June 15, 2001 and will deliver 10 pilot vehicles for government testing by the beginning of the first quarter of 2002. The Company will provide technical support during all phases of government testing. In addition, the Company's STS operation will prepare the engineering drawings related to the design of the vehicles. Work under this contract began at the time of award and is expected to be completed by October 2002.

     HUMMER

Since its introduction in 1992, the Company has sold 8,883 HUMMERs through its network of domestic and international dealerships and distributors. At January 31, 2001, AM General had a total backlog of 149 HUMMERs valued at $10.4 million compared to 27 valued at $1.8 million on October 31, 2000.

Since the fourth quarter of 2000, new vehicle inventories increased throughout the Company's dealer network, primarily in connection with the transition from Company to GM dealerships. Under the terms of the GM Transaction, all qualified dealers must transition to GM dealerships by fiscal year 2002. Also contributing to the increase in new vehicle inventory is the reduction in demand for HUMMERs in the international markets. Demand has been insignificant over the past few years and the Company has begun the process of closing its international dealerships. In response to the increase in dealer inventories, the Company is offering a retail incentive bonus to dealers to assist the dealers in selling the model year 2000 vehicles they currently have in stock. Further, the Company plans to align the model year 2001 production of HUMMERs to match current market demand by reducing production by 96 vehicles during the second quarter of 2001. This reduction will be offset by US Military HUMVEE production, thereby maintaining the production line rate at 24 vehicles per day. The Company has received orders from dealers for substantially all of the remaining production of model year 2001 HUMMERs.

Medium Truck Segment

The Company's contract for the manufacture of medium sized trucks ended in April 1999.

SPLO Segment

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company and for non-AM General manufactured vehicles. In addition, the Company provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

STS/Other Segment

The Company's STS operation performs engineering services related to the Company's military trucks and certain other military vehicles. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

GEP Engine Segment

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

In August 2000, GEP contracted with GM to perform testing and general repair services on up to 23,599 engines previously assembled by GM. The Company anticipates these services will generate up to an additional $9.1 million in revenue for GEP by the time services are completed, which is currently scheduled for September 2002.

GEP is currently supplying to the Company all of the Company's 6.5 liter diesel engine requirements.

H2 Segment

On December 21, 1999, the Company executed a series of agreements with GM pursuant to which GM will design, engineer, certify and sell a new generation HUMMER vehicle to be known as the H2 which will be assembled by the Company for GM. As part of the GM Transaction, the Company assigned the HUMMER trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble, at GM's request, H2s, according to agreed-upon specifications, for a specified fixed fee which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM expects to release the H2 in fiscal year 2002. GM has not committed to any specific minimum annual number of H2s.

The Company expects to begin assembling the H2 for GM in the spring of 2002 at a new assembly facility in Mishawaka, Indiana (the "New Facility"). Construction costs of the New Facility are expected to exceed $200 million and will be funded through a non-interest bearing loan from GM (the "GM Loan"). Construction of the New Facility began in August 2000 and is proceeding on schedule.

On February 21, 2001, the Company announced its plan for hiring employees for the New Facility. Procedures for submitting applications for both hourly and salary positions were presented through Company and media communications. The Company's plan includes the hiring and training of key personnel who will be required to train the workforce prior to the Company's H2 production launch in the spring of 2002. The Company's training plan has begun and will continue through the launch period.

Results of Operations

Three Months Ended January 31, 2001 ("first quarter of 2001") compared to Three Months Ended January 31, 2000 ("first quarter of 2000")

Analysis of Net Sales and Unit Sales Information
------------------------------------------------
(in millions, except unit information)


                                                 Three Months Ended
                                                     January 31,                                %
                                               -----------------------
                                                  2001           2000           Change        Change
                                               --------         ------        --------        ------
Net Sales
   HUMMER/HUMVEEs                              $   95.0        $  75.9        $   19.1          25.2%
   SPLO                                            18.3           12.6             5.7          45.2
   STS/Other                                        4.5            2.9             1.6          55.2
   GEP Engine                                       9.9              -             9.9             -
   Inter-segment                                   (6.2)             -            (6.2)            -
                                               --------         ------        --------        ------
                                               $  121.5        $  91.4        $   30.1          32.9%
                                               ========         ======        ========        ======


HUMVEE/HUMMER Unit Sales                          1,299          1,226              73           6.0%
GEP Engine Unit Sales                               975              -             975             -

HUMVEE/HUMMER Average Unit Selling Prices      $ 73,133        $61,909        $ 11,224          18.1%
GEP Engine Average Unit Selling Prices            3,795              -           3,795             -

Consolidated net sales were $121.5 million in the first quarter of 2001, an increase of $30.1 million, or 32.9% from $91.4 million in the first quarter of 2000. The increase in net sales was due to higher sales in all segments.

HUMMER/HUMVEE segment net sales were $95.0 million in the first quarter of 2001, an increase of $19.1 million, or 25.2% from $75.9 million in the first quarter of 2000. The increase in net sales is primarily due to higher average unit selling prices and selling 207 more HUMVEEs, partially offset by selling 134 fewer HUMMERs. HUMMER/HUMVEE average unit selling prices in the first quarter of fiscal 2001 increased 18.1% over fiscal 2000 levels. The increase in average unit selling prices is attributable to selling a higher concentration of more expensive military models to both the U.S. Government and international customers, which included an ambulance model that was not sold during the first quarter of 2000. Also contributing to the higher average unit selling prices are higher prices payable to the Company pursuant to the new S001 contract and to a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $18.3 million in the first quarter of 2001, an increase of $5.7 million, or 45.2% from $12.6 million in the first quarter of 2000. The increase in net sales is primarily attributable to an increase in U.S. Government military orders.

STS/Other segment net sales were $4.5 million in the first quarter of 2001, an increase of $1.6 million, or 55.2% from $2.9 million in the first quarter of 2000. The increase in net sales is primarily due to work performed on the U.S. Government A4 contract.

GEP Engine segment net sales were $9.9 million, including $6.2 million to the HUMMER/HUMVEE segment in the first quarter of 2001. Sales during the quarter were consistent with management's expectations. GEP began operations during the third quarter of 2000; accordingly, there were no sales during the first quarter of 2000.

The inter-segment sales of $(6.2) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the first quarter of 2001.

Analysis of Consolidated Gross Profit
-------------------------------------
(in millions)

                                        Three months ended
                                           January 31,
                        --------------------------------------------------
                            2001         %               2000         %             Change      Change
                        ----------    -------        -----------   -------         --------
Gross Profit
   HUMMER/HUMVEEs       $     15.9       16.7%       $       9.3      12.3%        $    6.6        71.0%
   SPLO                        2.8       15.3                1.4      11.1              1.4       100.0
   STS/Other                   0.4        8.9                1.2      41.4             (0.8)      (66.7)
   GEP Engine                  2.0       20.2               (0.3)        -              2.3           -
   H2                         (0.6)         -                  -         -             (0.6)          -
   Inter-segment              (0.5)         -                  -         -             (0.5)          -
                        ----------    -------        -----------   -------         --------     -------
                        $     20.0       16.5%       $      11.6      12.7%        $    8.4        72.4%
                        ==========    =======        ===========   =======         ========     =======

Consolidated gross profit was $20.0 million in the first quarter of 2001, an increase of $8.4 million, or 72.4% from $11.6 million in the first quarter of 2000. The Company's consolidated gross profit percentage for the first quarter of 2001 was 16.5% compared to 12.7% for the first quarter of 2000. The increase is primarily attributable to improved gross profit in the HUMMER/HUMVEE and SPLO segments and first year gross profit for the GEP Engine segment, partially offset by lower gross profit in the STS/Other segment and start-up costs associated with the H2 program.

HUMMER/HUMVEE segment gross profit was $15.9 million in the first quarter of 2001, an increase of $6.6 million, or 71.0% from $9.3 million in the first quarter of 2000. The segment gross profit percentage was 16.7% for the first quarter of 2001 compared to 12.3% for the first quarter of 2000. The increase in gross profit is primarily attributable to the sale of more expensive HUMVEE models to the U.S. Government and international customers, the sale of 73 additional units and improved fixed cost absorption in connection with the increase in average unit production from 19.2 units per day during the first quarter of 2000 to 24 units per day during the first quarter of 2001. Gross profit was partially offset by a $1.0 million increase in warranty expenses from the first quarter of 2001 compared to the first quarter of 2000.

SPLO segment gross profit was $2.8 million in the first quarter of 2001, an increase of $1.4 million, or 100.0% from $1.4 million in the first quarter of 2000. The segment gross profit percentage for the first quarter of 2001 was 15.3% compared to 11.1% for the first quarter of 2000. The increase in gross profit margin is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption.

STS/Other segment gross profit was $0.4 million in the first quarter of 2001, a decrease of $0.8 million, or 66.7% from $1.2 million in the first quarter of 2000. The segment gross profit percentage for the first quarter of 2001 was 8.9% compared to 41.4% for the first quarter of 2000. Gross profit during the first quarter of 2000 was higher than normal due to an engineering contract in connection with the Family of Medium Tactical Vehicles program. This contract was completed during fiscal 2000. The decrease in gross profit was partially offset by higher sales during the first quarter of 2001 in connection with the new A4 contract.

GEP Engine segment gross profit was $2.0 million in the first quarter of 2001, an increase of $2.3 million from the first quarter of 2000. The segment gross profit percentage for the first quarter of 2001 was 20.2%. The increase is primarily due to the recognition of gross profit from sales in the first quarter of 2001 compared to recognizing only start-up costs during the first quarter of 2000.

The H2 segment incurred start-up costs of $0.6 million in the first quarter of 2001 in connection with the new H2 project. There were no such start-up costs incurred during the first quarter of 2000.

The inter-segment amount of $(0.5) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in its inventory at the end of the first quarter of 2001.


Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $4.0 million for the first quarter of 2001, an increase of $0.8 million or 25.0% from $3.2 million for the first quarter of 2000. The increase is primarily attributable to higher tooling amortization in connection with the increase in unit production, and higher depreciation expense associated with the capital expenditures made during fiscal year 2000 for the HUMMER/HUMVEE manufacturing facility, and the GEP facility.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $8.4 million for the first quarter of 2001, an increase of $0.5 million or 6.3% from SG&A expense of $7.9 million for the first quarter of 2000. The increase is primarily due to increased wages and benefits.

Income before Interest and Income Taxes

The Company recorded income before interest and income taxes for the first quarter of 2001 of $7.6 million, an increase of $7.2 million from income before interest and income taxes of $0.4 million in 2000. The increase in income before interest and income taxes is primarily attributable to higher gross profits described above, partially offset by higher depreciation and amortization expense and higher SG&A expenses.

Interest Income and Expense

Interest expense for the first quarter of 2001 was $3.5 million, a decrease of $0.6 million or 14.6% from $4.1 million for the first quarter of 2000. Average debt outstanding during the first quarter of 2001, exclusive of the GM Loan, was $111.2 million, an increase of $14.1 million from $97.1 million for the first quarter of 2000. The weighted average interest rate was 11.8% in both periods. The average debt outstanding increased as a result of higher levels of inventory and the incurrence of additional debt to fund the Company's acquisition of its HUMMER/HUMVEE manufacturing facility.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense for the first quarter of 2001 was $2.0 million. The Company recorded no income tax expense during the first quarter of 2000. As of October 31, 1999 the Company had utilized all of its available loss carryback and therefore there was no income tax benefit recorded for the first quarter of fiscal 2000.

Net Income (Loss)

The Company reported net income for the first quarter of 2001 of $2.2 million, an increase of $6.9 million from a net loss of $4.7 million in the first quarter of 2000. As discussed above, the increase in net income is primarily due to higher gross profit and lower interest expense during the first quarter of 2001, partially offset by higher income tax expense, depreciation and amortization expense, and SG&A expenses. Net income during the first quarter of 2000 was impacted by a $1.1 million one-time charge in connection with a change in accounting principle.

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, working capital, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility and other financing sources.

Cash provided by operating activities was $5.0 million for the first quarter of both 2001 and 2000. The key factors affecting cash flow from operating activities during the first three months of 2001 were reductions in accounts receivable and net income partially offset by an increase in inventory and decreases in accounts payable, accrued expenses and other liabilities. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels, including unbilled contract modifications, at January 31, 2001 were $25.0 million lower than levels at the end of the prior fiscal year primarily due to the collection of higher than normal sales recorded at the end of the preceding fiscal year primarily due to HUMVEE sales to an international customer, U.S. Government HUMVEE sales, and HUMMER deliveries to dealers. The accounts receivable balance was further reduced by the receipt of a final payment on an international contract and the billing and collection of previously unbilled receivables in connection with contract modifications for the A2 Series HUMVEE. These unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. The Company expects all significant unbilled contract modifications will be finalized during fiscal 2001.

Net inventory levels at January 31, 2001 were $7.7 million higher than levels at the end of the prior fiscal year. Raw material and work in process inventory increased $5.2 million primarily due to GEP raw material build-up in connection with the segment start-up and higher HUMVEE raw material and work in process in connection with the more expensive models. Finished goods inventory increased $1.8 million primarily due to a temporary delay in the receipt of orders from GM for GEP engines and a normal build up of GEP finished engines for the HUMMER/HUMVEE business segment. SPLO inventory increased $1.7 million primarily due to a large order of a component parts with unique packaging requirements due to the U.S. Government in early February. The inventory reserve increased $1.1 million. In January 2001, the Company initiated an inventory management program which focuses on, among other things, the significant reduction of raw material inventory as well as finished goods inventory by the end of the fiscal year.

During the first quarter of 2001, the Company spent $31.0 million on capital expenditures, including $29.2 million in connection with construction of the New Facility. The Company spent $1.8 million and $1.9 million in the first quarter of 2001 and 2000, respectively, primarily in connection with production tooling, data equipment and leasehold improvements. The Company anticipates additional capital expenditures in fiscal 2001 of approximately $157.1 million of which $140.2 million is for the construction of the New Facility and will be funded with the proceeds of the GM Loan. The Company anticipates it will incur additional capital expenditures of approximately $16.9 million for vendor tooling, machinery and equipment, vehicles and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

To repay the GM Loan, the Company will pay to GM a pre-agreed portion of the assembly fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. As of January 31, 2001, the Company had borrowings outstanding under the GM Loan of $45.3 million, net of discount of $1.8 million.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of March 7, 2001, the Company had borrowings outstanding of $12.1 million and approximately $15.2 million of remaining availability under this facility.

Under the Mandatory Purchase Offer provision of the indenture for the Notes, the Company is required to calculate Excess Cash Flow, as defined in the indenture, for each twelve month period beginning May 1 and ending April 30. The Company's preliminary calculation for the nine-month period ended January 31, 2001 would result in an Excess Cash Flow offer of approximately $15.0 million. Operating results for the period February 2001 through April 2001 will impact the calculation of Excess Cash Flow, however there can be no assurances that the Excess Cash Flow offer will be greater or lesser than $15.0 million. In compliance with the provision of the indenture, the Company's repurchase of such Notes will occur in August 2001. The Company anticipates it will fund the purchases with a combination of cash flow from operating activities and the revolving credit facility.

The revolving credit facility and the indenture governing the outstanding Notes, contain numerous financial covenants and prohibitions that impose limitations on the Company's ability to incur indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines, the volume of orders for the H2 in connection with the GM Transaction, the ability to complete the New Facility within the limits of the GM Loan; the outcome of pending litigation; the outcome of the DaimlerChrysler litigation, the DCAA matter reported in the Company's 10-K filed on January 29, 2001 and other litigation discussed in Item 1 of Part II; the Excess Cash Flow offer in connection with the Mandatory Purchase Offer provision of the indenture; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Alleged National Origin Discrimination Case

On December 13, 1999, former employee Oscar Castellon filed a complaint in U.S. District Court in South Bend, Indiana, alleging that, after Castellon was discharged for theft, the Company refused to reinstate him because of his race (Hispanic) and national origin. The Court has ordered the parties to conduct a Settlement Conference on May 9, 2001. If the parties cannot settle the case, it will go to a jury trial in August 2001. The Company expects to eventually prevail in this case.


The Beanstalk Group, Inc. v. AM General Corporation

On August 28, 2000, the Beanstalk Group filed a breach of contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and AM General have a Representation Agreement (the "Agreement") that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The Agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of AM General. In its lawsuit Beanstalk claims that AM General breached the Agreement when AM General assigned the HUMMER trademark to GM. Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and AM General. Beanstalk's Complaint seeks compensatory damages of more than $30 million dollars. AM General and GM filed their motion to Dismiss Beanstalk's Complaint on September 24, 2000. Beanstalk has filed a Motion for Summary Judgment on its breach of contract claims against AM General. These motions have now been fully briefed and the parties are waiting for the judge to rule. The Judge referred the case to the U. S. Magistrate Judge for a settlement conference, which will likely be scheduled for March or April 2001. The Company believes that it will prevail in this litigation: however, an adverse ruling could have a material adverse effect on the Company's financial condition.


Trademark Dispute with DaimlerChrysler

On February 13, 2001, at 9:00 a.m., AM General and GM filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana in South Bend. This action was filed after GM and DaimlerChrysler ("Daimler") exhausted efforts to informally resolve Daimler's claims that the grill design on the H2 prototype vehicle infringes on Daimler's Jeep trademark grill design. About eleven minutes after AM General and General Motors filed their Complaint in South Bend, Daimler filed a similar action in the U.S. District Court for the Western District of Ohio in Toledo. Daimler claims infringement and seeks a preliminary injunction preventing General Motors and AM General from producing the H2 with its current grill design. Daimler also claims that AM General breached a licensing agreement that required AM General to obtain Daimler's permission before transferring the HUMMER grill design trademark to GM. Daimler claims that the licensing agreement was part of the 1983 stock purchase agreement between American Motors Corporation and LTV, in which LTV acquired the "Old AM General" assets from American Motors. AM General and General Motors have moved to dismiss Daimler's case in Toledo because the case in South Bend was filed first. The judge in Toledo declined to rule on the motion. He issued an opinion saying he would defer to the judge in South Bend to decide where the case should go forward. Daimler/Chrysler has filed a motion to dismiss the case in South Bend. The parties are briefing that motion. The Company believes that the Company will prevail in this litigation: however, an adverse ruling could have an impact on timing of the H2 program; the result of which could have a material adverse effect on the Company's financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

      Exhibit No.                                Description
-----------------------     ----------------------------------------------------
        4.1.1               Amendment No. 1 dated as of December 21, 1999 to the
                            Indenture between AM General Corporation as Issuer and State Street Bank and Trust Company as Trustee dated as of April 27, 1995



(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 13, 2001                    AM GENERAL CORPORATION
                                                Registrant


                                           By  /s/ Paul J. Cafiero
                                               --------------------------------
                                                  Paul J. Cafiero
                                                  Vice President and Chief
                                                  Financial Officer

                                                  Duly authorized officer and
                                                  principal financial and
                                                  accounting officer

EXHIBIT INDEX

      Exhibit No.                                 Description
-----------------------     ----------------------------------------------------
        4.1.1               Amendment No. 1 dated as of December 21, 1999 to the
                            Indenture between AM General Corporation as Issuer and State Street Bank and Trust Company as Trustee dated as of April 27, 1995