Form 10-Q
period 2001-04-30
AM GENERAL CORP
filed 2001-06-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                       Commission file Number:  33-93302

                            AM General Corporation
            (Exact name of registrant as specified in its charter)

                          __________________________


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

Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of June 14, 2001.

                            AM General Corporation
                                   Form 10-Q
                         Quarter Ended April 30, 2001


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS                                       3

    Consolidated Balance Sheets                                        3

    Consolidated Statements of Operations                              4

    Consolidated Statements of Cash Flows                              5

    Notes to Consolidated Financial Statements                         6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        8

    General Discussion                                                 8

    Segment Discussion                                                 8

    Three Months Ended April 30, 2001 compared to Three Months
    Ended April 30, 2000                                              11

    Six Months Ended April 30, 2001 compared to Six Months Ended
    April 30, 2000                                                    14

    Liquidity and Capital Resources                                   17

    Forward-Looking Statements                                        18

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                               19

PART II.  OTHER INFORMATION                                           19

    ITEM 1. LEGAL PROCEEDINGS                                         19

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       20

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURES                                                            21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                        April 30,              October 31,
                                                  Assets                                  2001                    2000
                                                                                       (unaudited)
                                                                                   -----------------      ------------------
Current assets:
      Cash                                                                         $           7,604                   6,444
      Accounts receivable, net                                                                81,508                  86,904
      Inventories                                                                             84,659                  99,810
      Prepaid expenses                                                                         1,461                   1,237
      Deferred income taxes                                                                    7,620                   6,444
                                                                                   -----------------      ------------------
Total current assets                                                                         182,852                 200,839

Due from parent                                                                                4,752                   4,752
Property, plant, and equipment, net                                                          145,691                  73,993
Deferred income taxes                                                                         28,717                  27,407
Goodwill, net                                                                                 68,582                  70,725
Other assets                                                                                   5,757                   2,912
                                                                                   -----------------      ------------------
                                                                                   $         436,351                 380,628
                                                                                   =================      ==================

                                  Liabilities and Stockholder's Deficit
Current liabilities:
      Accounts payable                                                             $          45,788                  60,105
      Accrued expenses                                                                        75,009                  70,600
      Income taxes payable                                                                     6,526                   5,539
      Current maturities of long-term debt                                                    68,574                     610
                                                                                   -----------------      ------------------
Total current liabilities                                                                    195,897                 136,854

Long-term debt, noncurrent portion                                                            99,176                 114,806
Postretirement benefits other than pensions, noncurrent portion                              166,509                 164,641
Other long-term liabilities                                                                    5,589                   5,557
                                                                                   -----------------      ------------------
Total liabilities                                                                            467,171                 421,858
                                                                                   -----------------      ------------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      shares; issued and outstanding 5,000 shares.                                             5,000                   5,000
      Common stock, $.01 par value.  Authorized 1,000 shares, issued and
      outstanding 900 shares.                                                                      -                       -
      Paid-in capital                                                                          5,035                   1,542
      Accumulated deficit                                                                    (40,855)                (47,772)
                                                                                   -----------------      ------------------
Total stockholder's deficit                                                                  (30,820)                (41,230)
Commitments and contingencies                                                                      -                       -
                                                                                   -----------------      ------------------
                                                                                   $         436,351                 380,628
                                                                                   =================      ==================

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                                 Three Months Ended                     Six Months Ended
                                                                      April 30,                             April 30,
                                                         --------------------------------      --------------------------------
                                                              2001              2000                2001              2000
                                                         --------------    --------------      --------------    --------------
Net sales                                                $      156,878           100,310             278,343           191,701

Cost and expenses:
      Cost of sales                                             132,482            90,038             233,983           169,876
      Depreciation and amortization                               4,063             3,365               8,019             6,587
      Selling, general, and administrative expenses               9,149             8,541              17,596            16,474
                                                         --------------    --------------      --------------    --------------

Income (loss) before interest and income taxes                   11,184            (1,634)             18,745            (1,236)
Interest income                                                     135                32                 255               117
Interest expense                                                 (2,786)           (3,130)             (6,277)           (7,258)
                                                         --------------    --------------      --------------    --------------

Income (loss) before income taxes and cumulative                  8,533            (4,732)             12,723            (8,377)
effect of accounting change
Income tax expense                                               (3,771)             (102)             (5,806)             (102)
                                                         --------------    --------------      --------------    --------------

Income (loss) before cumulative effect of                         4,762            (4,834)              6,917            (8,479)
accounting change

Cumulative effect of accounting change                                -                 -                   -            (1,070)
                                                         --------------    --------------      --------------    --------------

Net income (loss)                                        $        4,762            (4,834)              6,917            (9,549)
                                                         ==============    ==============      ==============    ==============


          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                                                               Six Months Ended
                                                                                                   April 30,
                                                                                    ---------------------------------------
Cash flows from operating activities:                                                           2001                   2000
                                                                                    ----------------       ----------------
      Net income (loss)                                                             $          6,917                 (9,549)
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Restructuring payments                                                                -                   (309)
             Depreciation and amortization of plant and equipment                              5,354                  3,922
             Other amortization                                                                3,080                  3,057
             Provision for doubtful accounts                                                     107                      -
             Increase (decrease) in inventory reserve                                          2,335                 (1,041)
             Deferred income taxes                                                            (2,486)                     1
             Noncash other postretirement cost                                                 1,868                  2,302
             Cumulative effect of change in accounting principle                                   -                  1,070
             Gain on sale of equipment                                                            (7)                   (25)
             Change in assets and liabilities:
                     Accounts receivable                                                       5,289                  5,875
                     Inventories                                                              12,816                 (6,955)
                     Prepaid expenses                                                           (224)                  (148)
                     Other assets                                                                  3                      1
                     Accounts payable                                                        (14,317)                 5,273
                     Accrued expenses                                                          2,587                  5,888
                     Pension Obligation                                                       (1,686)                (1,518)
                     Income taxes                                                                987                     91
                     Other liabilities                                                            33                    329
                                                                                    ----------------       ----------------
Net cash provided by operating activities                                                     22,656                  8,264
                                                                                    ----------------       ----------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                             10                     59
      Capital expenditures                                                                   (76,448)               (11,150)
                                                                                    ----------------       ----------------
Net cash used in investing activities                                                        (76,438)               (11,091)
                                                                                    ----------------       ----------------

Cash flows from financing activities:
      Net repayments under line-of-credit agreement                                          (21,446)                   311
      Proceeds from issuance of long-term debt                                                76,938                  3,312
      Repayments of long-term debt                                                              (300)                   (43)
      Financing fees                                                                            (250)                     -
                                                                                    ----------------       ----------------
Net cash provided by financing activities                                                     54,942                  3,580
                                                                                    ----------------       ----------------
Net change in cash                                                                             1,160                    753
Cash and cash equivalents at beginning of period                                               6,444                  1,081
                                                                                    ----------------       ----------------
Cash and cash equivalents at end of period                                          $          7,604                  1,834
                                                                                    ================       ================

Supplemental disclosure of cash items
      Interest paid                                                                 $          5,862                  6,867
      Taxes paid                                                                               7,306                     11

          See accompanying notes to consolidated financial statements

                    AM General Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements

                         (Dollar amounts in thousands)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes to consolidated financial statements required by generally accepted accounting principles ("GAAP") for a complete financial statement presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 2000.


Note 2.  Accounts Receivable

         Components of accounts receivable are as follows:

                                                                   April 30,
                                                                      2001                    October 31,
                                                                  (Unaudited)                    2000
                                                               ------------------          -----------------
Receivables from the U.S. Government under
   Long-term contracts:
      Amounts billed or billable                               $           48,422                     43,392
      Recoverable costs accrued-not billed                                  1,549                      2,411
      Unrecovered costs subject to negotiation                             16,486                     16,733
Commercial customers-amounts billed:
   Foreign                                                                 11,659                     16,893
   Dealers                                                                  1,517                      2,462
   Service parts                                                              309                        363
Other receivables                                                           1,991                      5,175
                                                               ------------------          -----------------

                                                                           81,933                     87,429
Less allowance for doubtful accounts                                         (425)                      (525)
                                                               ------------------          -----------------
                                                               $           81,508                     86,904
                                                               ==================          =================

Note 3.  Inventories

         Inventories consisted of the following:

                                                                    April 30,
                                                                       2001                    October 31,
                                                                   (Unaudited)                    2000
                                                                ------------------          -----------------
Finished Goods                                                  $           13,539                     27,105
Service Parts                                                               24,158                     24,807
Raw Materials, supplies and work in progress                                53,557                     52,158
                                                                ------------------          -----------------
                                                                            91,254                    104,070
Less allowance for inventory obsolescence                                   (6,595)                    (4,260)
                                                                ------------------          -----------------
Total                                                           $           84,659                     99,810
                                                                ==================          =================


Note 4.  GM Transaction

On December 21, 1999, the Company completed a series of agreements with General Motors Corporation ("GM") through which the Company intends to more fully utilize the widespread recognition of the Hummer(R) name to generate incremental revenues, profits and cash flow (the GM Transaction). Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release a new generation vehicle bearing the Hummer(R) trademark (H2). GM has retained the Company to assemble the H2 for a specified fee which varies with sales volumes. The Company has the right to assemble GM's requirements, up to the first 40,000 units annually for a seven and one half year period effective with the release of the H2 anticipated to be in 2002.

With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan (the "GM Loan") for the engineering and construction of a new production facility, the purchase of certain machinery and equipment, and all other costs required for the Company to become prepared to assemble the H2, except for manufacturing engineering and training costs which will be paid for by the Company.

To repay the GM Loan, the Company will repay to GM a pre-agreed portion of the Assembly Fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. Except as provided above, the Company is not required to repay the outstanding balance of the GM Loan but it may elect to do so at any time. GM has a lien on the building and machinery and equipment purchased with the proceeds of the GM Loan to secure its repayment. In accordance with the terms of the GM Transaction, the Company is prohibited from using the New Facility for any purpose other than assembly of the H2 until the GM Loan is fully repaid and the lien is satisfied.

Upon completion of assembly of 10,000 H2 units and on an annual basis thereafter, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The exercise price of the conversion option will be less than the fair value of the Company's common stock. If the full amount of the GM Loan is borrowed, the maximum value of the beneficial conversion feature will be approximately $10.7 million. At April 30, 2001, the beneficial conversion feature has been recorded as a $4,035 discount on the loan and a corresponding increase in additional paid-in capital, of which $1,979 was recorded during the quarter ended April 30, 2001. The discount is being amortized, utilizing the effective interest method, through the earliest date at which GM obtains the right to convert the loan. At April 30, 2001, the balance of the GM Loan, net of unamortized discount of $3,371, was $85,515.

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


HUMVEE/HUMMER Segment

     HUMVEE

The Company has been producing the latest generation of military HUMVEEs, the A2 Series, under multi-year annual requirement contracts with the DoD since December 1995. The Company's current contract (the "S001 contract") was awarded on November 6, 2000. This is a sole source firm-fixed price contract calling for base year production of 2,861 HUMVEE's plus and equal quantity of option vehicles, all subject to Government funding. The fiscal 2001 Federal budget currently includes funding for the base year production plus 923 option vehicles. The contract also includes six years of option vehicles at 150% of base year production ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. If all options on the contract are exercised, approximately 30,000 vehicles valued at $2.3 billion will be delivered under this contract. Management believes this contract will provide production for the HUMVEE over the next several years.

On May 11, 2001, the Company signed a modification to the S001 contract that increases fiscal 2001 funding by $1.1 million. The modification is for spare parts to support vehicles manufactured under this contract. Delivery of these spare parts will be complete by October 31, 2001.

As of June 14, 2001, orders have been received for substantially all of the Company's scheduled production of US Military and international HUMVEEs for the remainder of fiscal 2001.

On August 7, 2000, the Company signed an engineering contract with the DoD valued at $11.5 million. This contract (the "A2 Modernization") provides the Government with a mechanism to explore its future HUMVEE design requirements. The Government may integrate engineering changes developed under this contract and selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company will build seven prototype vehicles for Company testing during July and August of 2001 and will deliver 10 pilot vehicles for government testing by the beginning of the first quarter of 2002. The Company will provide technical support during all phases of government testing. In addition, the Company's STS operation will prepare the engineering drawings related to the design of the vehicles. Work under this contract began at the time of award and is expected to be completed by October 2002.

     HUMMER

Since its introduction in 1992, the Company has sold 9,220 HUMMERs through its network of domestic and international dealerships and distributors. At April 30, 2001, the Company had a total backlog of 80 HUMMERs valued at $5.6 million compared to 27 valued at $1.8 million on October 31, 2000.

Since the fourth quarter of 2000, new vehicle inventories have increased throughout the Company's dealer network, primarily in connection with the transition from Company to GM dealerships and the general economic slowdown. Under the terms of the GM Transaction, all qualified dealers must transition to GM dealerships by fiscal year 2002. Also contributing to the increase in new vehicle dealer inventory is the reduction in consumer demand in several of the Company's primary markets. In response to the high dealer inventories, the Company is offering a retail incentive bonus to dealers to assist the dealers in selling the vehicles they currently have in stock. To align continuing HUMMER production with market demand, the Company plans to reduce model year 2001 and 2002 HUMMER production by 183 vehicles during the last six months of fiscal 2001.

To maintain its current HUMMER/HUMVEE production line rate, the Company will increase the production of US Military HUMVEEs to 24 vehicles per day in August, but will operate only four days per week until model year 2002 HUMMER production resumes in October. The Company estimates the manufacturing plant will be idle for a total of six days during fiscal 2001, the financial impact of which is not anticipated to be material.

Medium Truck Segment
The Company's contract for the manufacture of medium sized trucks ended in April 1999.

SPLO Segment

The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company and for non-AM General manufactured vehicles. In addition, the Company provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs. At April 30, 2001, SPLO had a backlog of $40.4 million compared to $25.8 million at October 31, 2000. The increase in backlog is primarily attributable to $20.4 million in orders received during the second quarter of 2001, $19.2 million of which is for the US Government.

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

In August 2000, GEP contracted with GM to perform testing and general repair services on up to 23,599 engines previously assembled by GM. The Company anticipates these services will generate up to an additional $9.1 million in revenue for GEP by the time services are completed, which is currently scheduled for September 2002. As of April 30, 2001 the Company has performed testing of 2,848 engines for GM under this contract generating revenues of $1.1 million.

GEP is currently supplying all of the Company's 6.5 liter diesel engine requirements.

H2 Segment

On December 21, 1999, the Company executed a series of agreements with GM pursuant to which GM will design, engineer, certify and sell a new generation HUMMER vehicle to be known as the H2 which will be assembled by the Company for GM. As part of the GM Transaction, the Company assigned the HUMMER trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble H2s, according to agreed-upon specifications, for a specified fixed fee which varies with sales volumes. The Company will have the right to assemble GM's H2 requirements, up to the first 40,000 units annually plus available overtime. GM expects to release the H2 in fiscal year 2002. GM has not committed to any specific minimum annual number of H2s.

The Company expects to begin assembling the H2 for GM in the spring of 2002 at a new assembly facility in Mishawaka, Indiana (the "New Facility"). Construction costs of the New Facility are expected to exceed $200 million and will be funded through a non-interest bearing loan from GM (the "GM Loan"). Construction of the New Facility began in August 2000 and is proceeding on schedule. As of April 30, 2001, the Company has spent $85.3 million on capital expenditures in connection with the New Facility. Installation of the paint system, which represents nearly 30% of the New Facility cost, is nearly 50% complete and construction of the body shop, which represents approximately 12% of the New Facility cost, is nearly 70% complete. Both projects are currently on schedule.

On February 21, 2001, the Company announced its plan for hiring employees for the New Facility, which includes the hiring and training of key personnel who will be required to train the workforce prior to the Company's H2 production launch in the spring of 2002. As of April 30, 2001 the Company has hired 32 salaried employees and 10 hourly employees for the H2 program.

Results of Operations

Three Months Ended April 30, 2001 ("second quarter of 2001") compared to Three Months Ended April 30, 2000 ("second quarter of 2000")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------

(in millions, except unit information)

                                                               Three Months Ended
                                                                   April 30,                                          %
                                                        --------------------------------
                                                            2001                2000              Change            Change
                                                        ------------        ------------       ------------      ------------
Net Sales
   HUMMER/HUMVEEs                                       $      121.1        $       77.3       $       43.8              56.7%
   SPLO                                                         21.5                19.7                1.8               9.1
   STS/Other                                                     4.0                 3.3                0.7              21.2
   GEP Engine                                                   18.1                   -               18.1                 -
   Inter-segment                                                (7.8)                  -               (7.8)                -
                                                        ------------        ------------       ------------      ------------
                                                        $      156.9        $      100.3       $       56.6              56.4%
                                                        ============        ============       ============      ============

HUMVEE/HUMMER Unit Sales                                       1,701               1,220                481              39.4%

HUMVEE/HUMMER Average Unit Selling Prices               $     71,193        $     63,361       $      7,832              12.4%

Consolidated net sales were $156.9 million in the second quarter of 2001, an increase of $56.6 million, or 56.4% from $100.3 million in the second quarter of 2000. The increase in net sales was due to higher sales in all segments.

HUMMER/HUMVEE segment net sales were $121.1 million in the second quarter of 2001, an increase of $43.8 million, or 56.7% from $77.3 million in the second quarter of 2000. The increase in net sales is primarily due to selling 464 more HUMVEE's and 17 more HUMMER's and higher average unit selling prices. HUMMER/HUMVEE average unit selling prices in the second quarter of 2001 increased 12.4% over fiscal 2000 levels. The increase in average unit selling prices is attributable to selling a higher concentration of more expensive military models, including 152 ambulances, to both the U.S. Government and international customers during the second quarter of 2000. Also contributing to the higher average unit selling prices are higher HUMVEE prices pursuant to the new S001 contract and to a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $21.5 million in the second quarter of 2001, an increase of $1.8 million, or 9.1% from $19.7 million in the second quarter of 2000. The increase in net sales is primarily attributable to an increase in U.S. Government military orders.

STS/Other segment net sales were $4.0 million in the second quarter of 2001, an increase of $0.7 million, or 21.2% from $3.3 million in the second quarter of 2000. The increase in net sales is primarily due to work performed on the U.S. Government A4 contract, partially offset by reduced HUMMER trademark royalties.

GEP Engine segment sales were $18.1 million, including $7.8 million to the HUMMER/HUMVEE segment in the second quarter of 2001. GEP began operations during the third quarter of 2000; accordingly, there were no sales during the second quarter of 2000.

The inter-segment sales of $(7.8) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the second quarter of 2001.

Analysis of Consolidated Gross Profit
-------------------------------------

(in millions)

                                                        Three months ended
                                                            April 30,
                                   -----------------------------------------------------------
                                       2001             %              2000              %              Change          Change
                                   ------------    ----------      -------------    ----------       -----------
Gross Profit
   HUMMER/HUMVEEs                  $       18.7          15.4%     $         7.5           9.7%      $      11.2         149.3 %
   SPLO                                     3.3          15.3                2.4          12.2               0.9          37.5
   STS/Other                                0.1           2.5                0.9          27.3              (0.8)        (88.9)
   GEP Engine                               4.8          26.5               (0.5)            -               5.3             -
   H2                                      (2.5)            -                  -             -              (2.5)            -
                                   ------------    ----------      -------------    ----------       -----------     ---------
                                   $       24.4          15.6%     $        10.3          10.3%      $      14.1         136.9 %
                                   ============    ==========      =============    ==========       ===========     =========

Consolidated gross profit was $24.4 million in the second quarter of 2001, an increase of $14.1 million, or 136.9% from $10.3 million in the second quarter of 2000. The Company's consolidated gross profit percentage for the second quarter of 2001 was 15.6% compared to 10.3% for the second quarter of 2000. The increase is primarily attributable to improved gross profit in the HUMMER/HUMVEE and SPLO segments and first year gross profit for the GEP Engine segment, partially offset by start-up costs associated with the H2 program and lower gross profit in the STS/Other segment.

HUMMER/HUMVEE segment gross profit was $18.7 million in the second quarter of 2001, an increase of $11.2 million, or 149.3% from $7.5 million in the second quarter of 2000. The segment gross profit percentage was 15.4% for the second quarter of 2001 compared to 9.7% for the second quarter of 2000. The increase in gross profit is primarily attributable to the sale of 481 more HUMMER/HUMVEE units in the second quarter of 2001, the sale of more expensive HUMVEE models to the U.S. Government and international customers, improved fixed cost absorption in connection with increased average unit production from 19.9 units per day in the second quarter of 2000 to 24.3 units per day during the second quarter of 2001, and lower warranty claims, partially offset by increased costs in connection with the Company's HUMMER sales incentive program and an increase in the allowance for inventory obsolescence.

SPLO segment gross profit was $3.3 million in the second quarter of 2001, an increase of $0.9 million, or 37.5% from $2.4 million in the second quarter of 2000. The segment gross profit percentage for the second quarter of 2001 was 15.3% compared to 12.2% for the second quarter of 2000. The increase in gross profit is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption in connection with higher sales volumes.

STS/Other segment gross profit was $0.1 million in the second quarter of 2001, a decrease of $0.8 million, or 88.9% from $0.9 million in the second quarter of 2000. The segment gross profit percentage for the second quarter of 2001 was 2.5% compared to 27.3% for the second quarter of 2000. Operating results for the second quarter of 2000 includes gross profit from two engineering contracts that were completed during fiscal 2000.

GEP Engine segment gross profit was $4.8 million in the second quarter of 2001, an increase of $5.3 million from the second quarter of 2000. The segment gross profit percentage for the second quarter of 2001 was 26.5%. The increase is primarily due to gross profit from revenues in the second quarter of 2001 compared to recognizing only start-up costs during the second quarter of 2000.

The H2 segment incurred start-up costs of $2.5 million in the second quarter of 2001 in connection with the new H2 project. There were no such start-up costs incurred during the second quarter of 2000.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $4.1 million for the second quarter of 2001, an increase of $0.7 million or 20.6% from $3.4 million for the second quarter of 2000. The increase is primarily attributable to higher tooling amortization in connection with the increase in unit production, and higher depreciation expense associated with the capital expenditures made during fiscal year 2000 for the HUMMER/HUMVEE manufacturing facility, and the GEP facility.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $9.1 million for the second quarter of 2001, an increase of $0.6 million or 7.1% from SG&A expense of $8.5 million for the second quarter of 2000. The increase is primarily due to increases in wages and benefits, marketing, GEP expenses and travel expenses during the second quarter of 2001, partially offset by lower engineering expenses.

Income (Loss) Before Interest and Income Taxes

The Company recorded income before interest and income taxes for the second quarter of 2001 of $11.2 million, an increase of $12.8 million from a loss before interest and income taxes of $1.6 million in 2000. The increase in income before interest and income taxes is primarily attributable to higher gross profits described above, partially offset by higher depreciation and amortization expense and higher SG&A expenses.

Interest Income and Expense

Interest expense for the second quarter of 2001 was $2.8 million, a decrease of $0.3 million or 9.7% from $3.1 million for the second quarter of 2000. Average debt outstanding during the second quarter of 2001, exclusive of the non-interest bearing GM Loan, was $82.7 million, a decrease of $14.2 million from $96.9 million for the second quarter of 2000. The weighted average interest rate was 12.3% and 11.6% in the second quarter of 2001 and 2000, respectively. The decrease in average debt outstanding was primarily due to lower borrowings under the Company's revolving credit facility in connection with higher net income and reduced inventories, partially offset by the incurrence of other indebtedness to fund the Company's acquisition of its HUMMER/HUMVEE manufacturing facility. The outstanding balance as of April 30, 2001 on the GM Loan is $85.5 million. During the second quarter of 2001 the Company capitalized $0.4 million of interest in connection with the equity conversion feature of the GM Loan.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense for the second quarter of 2001 was $3.8 million, an increase of $3.7 million from $0.1 million in the second quarter of 2000.

Net Income (Loss)

The Company reported net income for the second quarter of 2001 of $4.8 million, an increase of $9.6 million from a net loss of $4.8 million in the second quarter of 2000. As discussed above, the increase in net income is primarily due to higher gross profit and lower interest expense during the second quarter of 2001, partially offset by higher income tax expense, depreciation and amortization expense, and SG&A expenses.

Six Months Ended April 30, 2001 ("first six months of 2001") compared to Six Months Ended April 30, 2000 ("first six months of 2000")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------

(in millions, except unit information)

                                                                Six Months Ended
                                                                   April 30,                                          %
                                                        --------------------------------
                                                            2001                2000              Change            Change
                                                        ------------        ------------       ------------      ------------
Net Sales
   HUMMER/HUMVEEs                                       $    216.2          $    153.2         $     63.0            41.1%
   SPLO                                                       39.7                32.3                7.4            22.9
   STS/Other                                                   8.5                 6.2                2.3            37.1
   GEP Engine                                                 28.0                   -               28.0               -
   Inter-segment                                             (14.1)                  -              (14.1)              -
                                                        ----------          ----------         ----------        --------
                                                        $    278.3          $    191.7         $     86.6            45.2%
                                                        ==========          ==========         ==========        ========


HUMVEE/HUMMER Unit Sales                                     3,000               2,446                554            22.7%

HUMVEE/HUMMER Average Unit Selling Prices               $   72,067          $   62,633         $    9,434            15.1%

Consolidated net sales were $278.3 million for the first six months of 2001, an increase of $86.6 million, or 45.2% from $191.7 million for the first six months of 2000. The increase in net sales was due to higher sales in all segments.

HUMMER/HUMVEE segment net sales were $216.2 million for the first six months of 2001, an increase of $63.0 million, or 41.1% from $153.2 million for the first six months of 2000. The increase in net sales is primarily due to selling 671 more HUMVEEs and higher average unit selling prices for the segment, partially offset by selling 117 fewer HUMMERs. HUMMER/HUMVEE average unit selling prices for the first six months of 2001 increased 15.1% over fiscal 2000 levels. The increase in average unit selling prices is attributable to selling a higher concentration of more expensive military models to both the U.S. Government and international customers, which included the sale of 246 ambulance models in 2001. Also contributing to the higher average unit selling prices are higher HUMVEE prices pursuant to the new S001 contract and a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $39.7 million for the first six months of 2001, an increase of $7.4 million, or 22.9% from $32.3 million for the first six months of 2000. The increase in net sales is primarily attributable to increased U.S. Government military orders.

STS/Other segment net sales were $8.5 million for the first six months of 2001, an increase of $2.3 million, or 37.1% from $6.2 million for the first six months of 2000. The increase in net sales is primarily due to work performed on the U.S. Government A4 contract, partially offset by lower HUMVEE STS engineering hours and reduced HUMMER trademark royalties.

GEP Engine segment net sales were $28.0 million, including $14.1 million to the HUMMER/HUMVEE segment for the first six months of 2001. GEP began operations during the third quarter of 2000; accordingly, there were no sales during the first six months of 2000.

The inter-segment sales of $(14.1) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the first six months of 2001.

Analysis of Consolidated Gross Profit
-------------------------------------

(in millions)

                                                        Six months ended
                                                            April 30,
                                   ----------------------------------------------------------
                                     2001           %                 2000             %                 Change          Change
                                   --------     ----------        -------------    ----------         -----------
Gross Profit
   HUMMER/HUMVEEs                  $   34.6        16.0 %           $    16.8          11.0%          $    17.8           106.0 %
   SPLO                                 6.1        15.4                   3.8          11.8                 2.3            60.5
   STS/Other                            0.5         5.9                   2.1          33.9                (1.6)          (76.2)
   GEP Engine                           6.8        24.3                  (0.8)            -                 7.6               -
   H2                                  (3.1)          -                     -             -                (3.1)              -
   Inter-segment                       (0.5)       (3.6)                    -             -                (0.5)              -
                                   --------    --------             ---------    ----------           ---------       ---------
                                   $   44.4        16.0 %           $    21.9          11.4%          $    22.5           102.7 %
                                   ========    ========             =========    ==========           =========       =========

Consolidated gross profit was $44.4 million in the first six months of 2001, an increase of $22.5 million, or 102.7% from $21.9 million in the first six months of 2000. The Company's consolidated gross profit percentage for the first six months of 2001 was 16.0% compared to 11.4% for the first six months of 2000. The increase is primarily attributable to improved gross profit in the HUMMER/HUMVEE and SPLO segments and first year gross profit for the GEP Engine segment, partially offset by start-up costs associated with the H2 program and lower gross profit in the STS/Other segment.

HUMMER/HUMVEE segment gross profit was $34.6 million in the first six months of 2001, an increase of $17.8 million, or 106.0% from $16.8 million in the first six months of 2000. The segment gross profit percentage was 16.0% for the first six months of 2001 compared to 11.0% for the first six months of 2000. The increase in gross profit is primarily attributable to the sale of 671 more HUMVEE units, higher average unit selling prices, improved fixed cost absorption in connection with the increase in average unit production from 19.6 to 24.2 units per day during the first six months of 2000 and 2001, respectively, and lower warranty expenses during the first six months of 2001 compared to the first six months of 2000. These increases were partially offset by selling 117 fewer HUMMER models during the first six months of 2001.

SPLO segment gross profit was $6.1 million in the first six months of 2001, an increase of $2.3 million, or 60.5% from $3.8 million in the first six months of 2000. The segment gross profit percentage for the first six months of 2001 was 15.4% compared to 11.8% for the first six months of 2000. The increase in gross profit margin is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption in connection with higher sales volumes.

STS/Other segment gross profit was $0.5 million in the first six months of 2001, a decrease of $1.6 million, or 76.2% from $2.1 million in the first six months of 2000. The segment gross profit percentage for the first six months of 2001 was 5.9% compared to 33.9% for the first six months of 2000. Gross profit during the first six months of 2000 was higher than normal due to an engineering contract in connection with the Family of Medium Tactical Vehicles program and other engineering contracts, all of which were completed during fiscal 2000.
The decrease in gross profit was partially offset by gross profit from revenues earned during the first six months of 2001 in connection with the new A4 contract.

GEP Engine segment gross profit was $6.8 million in the first six months of 2001, an increase of $7.6 million from the first six months of 2000. The segment gross profit percentage for the first six months of 2001 was 24.3%. The increase is primarily due to the recognition of gross profit from sales in the first six months of 2001 compared to recognizing only start-up costs during the first six months of 2000.

The H2 segment incurred start-up costs of $3.1 million in the first six months of 2001 in connection with the new H2 project. There were no such start-up costs incurred during the first six months of 2000.

The inter-segment amount of $(0.5) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in its inventory at the end of the first six months of 2001.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $8.0 million for the first six months of 2001, an increase of $1.4 million or 21.2% from $6.6 million for the first six months of 2000. The increase is primarily attributable to higher tooling amortization in connection with the increase in unit production, and higher depreciation expense associated with the capital expenditures made during fiscal year 2000 for the HUMMER/HUMVEE and GEP manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $17.6 million for the first six months of 2001, an increase of $1.1 million or 6.7% from SG&A expense of $16.5 million for the first six months of 2000. The increase is primarily due to increased wages and benefits, marketing, GEP expenses and travel, partially offset by lower engineering expenses during the first six months of 2001.

Income (Loss) Before Interest and Income Taxes

The Company recorded income before interest and income taxes for the first six months of 2001 of $18.7 million, an increase of $19.9 million from a loss before interest and income taxes of $1.2 million in 2000. The increase in income before interest and income taxes is primarily attributable to higher gross profits described above, partially offset by higher depreciation and amortization expense and higher SG&A expenses.

Interest Income and Expense

Interest expense for the first six months of 2001 was $6.3 million, a decrease of $1.0 million or 13.7% from $7.3 million for the first six months of 2000. This decrease was primarily due to a reduction in the Company's revolving credit facility in 2001, and one-time interest payments made during the first six months of 2000 to the Holders of the 12.875% Senior Notes for their consent to the GM Transaction and to the US Army's Tank-Automotive and Armaments Command ("TACOM") in connection with a contract modification. Average debt outstanding, exclusive of the non-interest bearing GM Loan, was $97.0 million for the first six months of 2001 and 2000. The weighted average interest rate was 12.0% and 11.8% in 2001 and 2000, respectively. The Company's average debt outstanding decreased $7.1 million in connection with reduced borrowings under the Company's revolving credit facility due to higher net income and lower inventories. This reduction was completely offset by the incurrence of other indebtedness required to fund the Company's acquisition of its HUMMER/HUMVEE manufacturing facility and other capital needs. Interest income increased by $0.1 million during the first six months of 2001. The outstanding balance as of April 30, 2001 on the GM Loan is $85.5 million. During the first six months of 2001 the Company capitalized $0.6 million of interest in connection with the equity conversion feature of the GM Loan.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $5.8 million for the first six months of 2001, an increase of $5.7 million from income tax expense of $0.1 million for the first six months of 2000.

Net Income (Loss)

The Company reported net income for the first six months of 2001 of $6.9 million, an increase of $16.4 million from a net loss of $9.5 million in the first six months of 2000. As discussed above, the increase in net income is primarily due to higher gross profit and lower interest expense during the first six months of 2001, partially offset by higher income tax expense, depreciation and amortization expense, and SG&A expenses. Net income during the first six months of 2000 was impacted by a $1.1 million one-time charge in connection with a change in accounting principle for start-up costs.

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

Cash provided by operating activities was $22.7 million for the first six months of 2001 compared to $8.2 million for the first six months of 2000. The key factors affecting cash flow from operating activities during the first six months of 2001 were net income and reductions in inventories and accounts receivable partially offset by a decrease in accounts payable, deferred income taxes and other liabilities. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels, including unbilled contract modifications, at April 30, 2001 were $5.4 million lower than levels at the end of the prior fiscal year primarily due to the receipt of final payments on two international contracts and the billing and collection of previously unbilled receivables in connection with operating manuals delivered under the Extended Service Program contract.

Net inventory levels at April 30, 2001 were $15.2 million lower than levels at the end of the prior fiscal year. Finished goods inventory decreased $13.6 million during the first six months of 2001, $11.3 million of which is in connection with HUMMER inventory as unit sales exceeded production by 164 units during the first six months of 2001. SPLO inventory decreased $0.6 million. These reductions in inventory were partially offset by a $1.3 million increase in raw material and work in process inventory primarily due to GEP raw material build-up in connection with the segment start-up. The inventory reserve increased $2.3 million.

During the first six months of 2001, the Company spent $76.4 million on capital expenditures, including $72.3 million in connection with construction of the New Facility. The Company spent $4.1 million and $11.1 million during the first six months of 2001 and 2000, respectively, primarily in connection with non-H2 production tooling, data equipment and leasehold improvements. The Company anticipates additional capital expenditures in fiscal 2001 of approximately $119.9 million of which $105.3 million is for the construction of the New Facility and will be funded with the proceeds of the GM Loan. The Company anticipates it will incur additional non-H2 capital expenditures of approximately $14.6 million for leasehold improvements, vendor tooling,
machinery and equipment, vehicles and other capital requirements.   These
capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

To repay the GM Loan, the Company will pay to GM a pre-agreed portion of the assembly fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. As of April 30, 2001, the Company had borrowings outstanding under the GM Loan of $85.5 million, net of discount of $3.4 million.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of June 13, 2001, the Company had no borrowings outstanding and approximately $38.7 million of availability under this facility.

Under the Mandatory Purchase Offer provision of the Indenture for the 12.875% Senior Notes dated as of April 27, 1995 (the "Indenture") the Company is required to calculate Excess Cash Flow for each twelve month period beginning May 1 and ending April 30 and make an Excess Cash Flow Offer equal to 75% of the Excess Cash Flow amount. The Company made its calculation of Excess Cash Flow for the twelve-month period ending April 30, 2001 which indicates there is $27.3 million of Excess Cash Flow. In compliance with the provision of the Indenture, on June 14, 2001 the Company advised the Trustee there will be an offer to purchase $20.5 million of the 12.875% Senior Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest. The Company intends to fund the purchases, if any, with a combination of cash flow from operating activities and the revolving credit facility.

If the Excess Cash Flow Offer is fully subscribed, the Company's long-term indebtedness under the Notes will be $47.4 million, the balance of which becomes due in May 2002. During the second quarter of 2001, the Company reclassified the $67.9 million in obligations under the Notes from a long-term liability to a short-term liability, the effect of which caused working capital to become negative. In August, the amount of the Excess Cash Flow Offer that is funded from the revolving credit facility will be reclassified back to a long-term liability and working capital will no longer be negative. Management has identified refinancing strategies that include bank, bond, or private financing with respect to the Notes and the Company's other long-term financing needs, any if which would be successfully concluded prior to the maturity of the Notes.

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


Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines, the volume of orders for the H2 in connection with the GM Transaction, the ability to complete the New Facility within the limits of the GM Loan; the timely launch of the H2 program;the outcome of the DaimlerChrysler litigation, the DCAA matter reported in the Company's 10-K filed on January 29, 2001 and other litigation discussed in Item 1 of Part II; the Excess Cash Flow offer in connection with the Mandatory Purchase Offer provision of the indenture; the loss of any significant customers; the loss of any major supplier; increases in energy and healthcare related costs; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Alleged National Origin Discrimination Case

On December 13, 1999, former employee Oscar Castellon filed a Complaint in U.S. District Court in South Bend, Indiana. The Complaint alleges that, after Castellon was discharged for theft, the Company refused to reinstate him because of his race (Hispanic) and national origin. The parties have begun discovery. AMG counsel deposed the plaintiff on May 16, 2001. Plaintiff's counsel failed to appear for two status conferences scheduled by the Judge. The Judge issued an order demanding that plaintiff's counsel file a response by May 23, 2001 to show cause why the case should not be dismissed. Plaintiff's counsel failed to file the response required by the Court's order. Therefore, the case may be dismissed. If it is not dismissed, AMG will file a Motion for Summary Judgment on all of plaintiff's claims. If the case is not resolved by dismissal or summary judgment, it will go to a jury trial in August or September 2001. The Company expects to eventually prevail in this case.


The Beanstalk Group, Inc. v. AM General Corporation

On August 28, 2000, the Beanstalk Group filed a breach on contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and AM General have a "Representation Agreement" that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of AM General. In its lawsuit, Beanstalk claims that AM General breached the Representation Agreement when AM General assigned the HUMMER trademark to General Motors; that AM General breached its duty of "good faith and fair dealing;" and that AM General has been "unjustly enriched." Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and AM General. Beanstalk's Complaint sought compensatory damages of more than $30 million dollars. AM General and GM filed their motion to Dismiss Beanstalk's Complaint on September 24, 2000. Beanstalk filed a Motion for Summary Judgment on its breach of contract claims against AM General. On March 30, 2001, the trial judge granted AM General and GM's Motion to dismiss, denied Beanstalk's Summary Judgment Motion, and entered a judgment dismissing all of Beanstalk's claims. On May 1, 2001, Beanstalk appealed the trial judge's decision. The case is now on appeal in the U.S. Court of Appeals for the Seventh Circuit. The Seventh Circuit's Settlement Conference Office has scheduled a conference call with all parties on June 20, 2001. The appellate briefing schedule has been suspended pending the outcome of Court supervised settlement discussions. AM General anticipates that it will eventually prevail in this litigation. AM General does not believe that a negative result will have a material adverse effect on the Company.

Trademark Dispute with DaimlerChrysler

On February 13, 2001, AM General and General Motors filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana in South Bend. This action was filed after GM and DaimlerChrysler ("Daimler") exhausted efforts to informally resolve Daimler's claims that the grill design on the H2
prototype vehicle infringes on Daimler's Jeep trademark grill design.   After AM
General and General Motors filed their Complaint in South Bend, Daimler filed a similar action in the U.S. District Court for the Western District of Ohio in Toledo. Daimler claims infringement and seeks a preliminary injunction preventing General Motors and AM General from producing the H2 with its current grill design. Daimler also claims that AM General breached a licensing agreement that required AM General to obtain Daimler's permission before transferring the HUMMER grill design trademark to GM. Daimler claims that the licensing agreement was part of the 1983 stock purchase agreement between American Motors Corporation and LTV, in which LTV acquired the "Old AM General" assets from American Motors. AM General and General Motors have made a motion to dismiss Daimler's case in Toledo because the case in South Bend was filed first. The Toledo judge declined to rule on AM General and GM's Motion to Dismiss. Instead, the Toledo judge decided to defer to the South Bend judge to determine the appropriate place for the litigation. Daimler then filed a Motion to Dismiss the South Bend case or to transfer the litigation to Toledo. The South Bend judge denied Daimlers Motion to Dismiss and decided to keep the litigation in South Bend. The Company does not believe that a negative outcome would have a material adverse effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On February 2, 2001, The Renco Group, Inc., as sole stockholder of the Company, executed a written consent, in lieu of meeting of stockholders, to the re-election of Mr. Rennert as Chairman of the Board and sole director of the Corporation.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit No.                                 Description
-------------------      -------------------------------------------------------

      10.37.1 Amendment No. 1 dated April 19, 2001 to Loan and Security Agreement, dated January 24, 2001 between Congress Financial Corporation and AM General Corporation


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 2001               AM GENERAL CORPORATION
                                              Registrant


                                       By /s/ Paul J. Cafiero
                                          -------------------
                                              Paul J. Cafiero
                                              Vice President and Chief Financial
                                              Officer

                                              Duly authorized officer and
                                              principal financial and accounting
                                              officer

EXHIBIT INDEX


    Exhibit No.                                 Description
-------------------      -------------------------------------------------------

      10.37.1 Amendment No. 1 dated April 19, 2001 to Loan and Security Agreement, dated January 24, 2001 between Congress Financial Corporation and AM General Corporation