Form 10-Q
period 2001-07-31
AM GENERAL CORP
filed 2001-09-14
CIK 946642

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q
 (Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of September 14, 2001.

                            AM General Corporation
                                   Form 10-Q
                          Quarter Ended July 31, 2001


TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS                                                                      3

       Consolidated Balance Sheets                                                                        3

       Consolidated Statements of Operations                                                              4

       Consolidated Statements of Cash Flows                                                              5

       Notes to Consolidated Financial Statements                                                         6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                     8

       General Discussion                                                                                 8

       Segment Discussion                                                                                 8

       Three Months Ended July 31, 2001 compared to Three Months Ended July 31, 2000                     11

       Nine Months Ended July 31, 2001 compared to Nine Months Ended July 31, 2000                       14

       Liquidity and Capital Resources                                                                   18

       Forward-Looking Statements                                                                        19

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               20

PART II.  OTHER INFORMATION                                                                              20

       ITEM 1.  LEGAL PROCEEDINGS                                                                        20

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                         21

SIGNATURES                                                                                               22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    AM GENERAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
            (Dollar amounts in thousands, except share information)

                                                                                        July 31,          October 31,
                                     Assets                                               2001               2000
                                                                                       (unaudited)
                                                                                     ----------------   ----------------
Current assets:
      Cash                                                                            $      17,776              6,444
      Accounts receivable, net                                                               59,245             86,904
      Inventories                                                                            84,742             99,810
      Prepaid expenses                                                                        1,834              1,237
      Deferred income taxes                                                                   7,929              6,444
                                                                                      -------------     --------------
Total current assets                                                                        171,526            200,839

Due from parent                                                                               4,752              4,752
Property, plant, and equipment, net                                                         190,269             73,993
Deferred income taxes                                                                        29,564             27,407
Goodwill, net                                                                                67,510             70,725
Other assets                                                                                  6,241              2,912
                                                                                      -------------     --------------
                                                                                      $     469,862            380,628
                                                                                      =============     ==============

                      Liabilities and Stockholder's Deficit
Current liabilities:
      Accounts payable                                                                $      37,180             60,105
      Accrued expenses                                                                       72,424             70,600
      Income taxes payable                                                                    9,308              5,539
      Current maturities of long-term debt                                                   71,306                610
                                                                                      -------------     --------------
Total current liabilities                                                                   190,218            136,854

Long-term debt, noncurrent portion                                                          132,172            114,806
Postretirement benefits other than pensions, noncurrent portion                             167,444            164,641
Other long-term liabilities                                                                   5,645              5,557
                                                                                      -------------     --------------
Total liabilities                                                                           495,479            421,858
                                                                                      -------------     --------------

Stockholder's deficit:
      8% cumulative preferred stock, $1,000 par value.  Authorized 10,000
      shares; issued and outstanding 5,000 shares.                                            5,000              5,000
      Common stock, $.01 par value.  Authorized 1,000 shares, issued and
      outstanding 900 shares.                                                                     -                  -
      Paid-in capital                                                                         7,053              1,542
      Accumulated deficit                                                                   (37,670)           (47,772)
                                                                                      -------------     --------------
Total stockholder's deficit                                                                 (25,617)           (41,230)
Commitments and contingencies                                                                     -                  -
                                                                                      -------------     --------------
                                                                                      $     469,862            380,628
                                                                                      =============     ==============

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                    July 31,                      July 31,
                                                            --------------------------    --------------------------
                                                               2001          2000            2001          2000
                                                            ------------  ------------    ------------  ------------

Net sales                                                   $  134,330       110,678         412,673       302,379

Cost and expenses:
      Cost of sales                                            111,957        92,462         345,940       262,338
      Depreciation and amortization                              3,928         3,224          11,947         9,811
      Selling, general, and administrative expenses              9,826         7,348          27,422        23,822
                                                            ----------    ----------      ----------    ----------

Income before interest and income taxes                          8,619         7,644          27,364         6,408
Interest income                                                    (98)          (52)           (353)         (169)
Interest expense                                                 2,606         3,220           8,883        10,478
                                                            ----------    ----------      ----------    ----------

Income (loss) before income taxes and cumulative                 6,111         4,476          18,834        (3,901)
    effect of accounting change
Income tax expense                                              (2,926)         (234)         (8,732)         (336)
                                                            ----------    ----------      ----------    ----------

Income (loss) before cumulative effect of accounting             3,185         4,242          10,102        (4,237)
    change

Cumulative effect of accounting change                               -             -               -        (1,070)
                                                            ----------    ----------      ----------    ----------

Net income (loss)                                           $    3,185         4,242          10,102        (5,307)
                                                            ==========    ==========      ==========    ==========

          See accompanying notes to consolidated financial statements

                    AM GENERAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (unaudited)

                                                                                              Nine Months Ended
                                                                                                   July 31,
                                                                                       ---------------------------------
Cash flows from operating activities:                                                      2001               2000
                                                                                       --------------    ---------------
      Net income (loss)                                                                $     10,102             (5,307)
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Restructuring payments                                                               -               (315)
             Depreciation and amortization of plant and equipment                             7,949              5,852
             Other amortization                                                               4,627              4,546
             Provision for doubtful accounts                                                    150                  -
             Increase (decrease) in inventory reserve                                         3,223               (895)
             Deferred income taxes                                                           (3,642)                 -
             Noncash other postretirement cost                                                2,803              3,344
             Cumulative effect of change in accounting principle                                  -              1,070
             Gain on sale of equipment                                                           (7)               (25)
             Change in assets and liabilities:
                     Accounts receivable                                                     27,509              7,979
                     Inventories                                                             11,845            (17,143)
                     Prepaid expenses                                                          (597)              (722)
                     Other assets                                                                 4                  4
                     Accounts payable                                                       (22,925)            13,141
                     Accrued expenses                                                             3              9,571
                     Pension obligation                                                      (2,632)            (2,262)
                     Income taxes                                                             3,769                325
                     Other liabilities                                                           89              5,189
                                                                                       ------------      -------------
Net cash provided by operating activities                                                    42,270             24,352
                                                                                       ------------      -------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                                            10                 59
      Capital expenditures                                                                 (122,821)           (21,122)
                                                                                       ------------      -------------
Net cash used in investing activities                                                      (122,811)           (21,063)
                                                                                       ------------      -------------

Cash flows from financing activities:
      Net repayments under line-of-credit agreement                                         (28,810)           (13,424)
      Proceeds from issuance of long-term debt                                              121,387             11,210
      Repayments of long-term debt                                                             (454)              (164)
      Financing fees                                                                           (250)                 -
                                                                                       ------------      -------------
Net cash provided by (used in) financing activities                                          91,873             (2,378)
                                                                                       ------------      -------------
Net change in cash                                                                           11,332                911
Cash and cash equivalents at beginning of period                                              6,444              1,081
                                                                                       ------------      -------------

Cash and cash equivalents at end of period                                             $     17,776              1,992
                                                                                       ============      =============

Supplemental disclosure of cash items
      Interest paid                                                                    $     10,442             12,079
      Taxes paid                                                                              8,606                 11

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

In the opinion of management, all adjustments (consisting of normal recurring accruals except as otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 2000.


Note 2.  Accounts Receivable

         Components of accounts receivable are as follows:

                                                                   July 31,
                                                                    2001                 October 31,
                                                                 (Unaudited)               2000
                                                             ----------------         --------------
Receivables from the U.S. Government under
   long-term contracts:
      Amounts billed or billable                             $       26,539                 38,677
      Recoverable costs accrued-not billed                            2,326                  2,411
      Unrecovered costs subject to negotiation                       13,381                 16,733
Commercial customers-amounts billed:
   Foreign                                                            3,540                 16,893
   Dealers                                                            1,144                  2,462
   Service parts                                                        320                    363
   Engines                                                           10,425                  4,715
Other receivables                                                     1,996                  5,175
                                                             --------------           ------------

                                                                     59,671                 87,429
Less allowance for doubtful accounts                                   (426)                  (525)
                                                             --------------           ------------
                                                             $       59,245                 86,904
                                                             ==============           ============

Note 3.  Inventories

         Inventories consisted of the following:

                                                                      July 31,
                                                                        2001               October 31,
                                                                    (Unaudited)                2000
                                                                  ----------------        ---------------

Finished Goods                                                    $       16,290                 27,105
Service Parts                                                             25,174                 24,807
Raw Materials, supplies and work in progress                              50,761                 52,158
                                                                  --------------          -------------
                                                                          92,225                104,070
Less allowance for inventory obsolescence                                 (7,483)                (4,260)
                                                                  --------------          -------------
Total                                                             $       84,742                 99,810
                                                                  ==============          =============


Note 4.  GM Transaction

On December 21, 1999, the Company completed a series of agreements with General Motors Corporation ("GM") through which the Company intends to more fully utilize the widespread recognition of the Hummer(R) name to generate incremental revenues, profits and cash flow (the "GM Transaction"). Pursuant to the terms of the GM Transaction, GM will design, engineer, certify and release a new generation vehicle bearing the Hummer(R) trademark (H2). GM has retained the Company to assemble the H2 for a specified fee which varies with sales volumes. The Company has the right to assemble GM's requirements, up to the first 40,000 units annually, for a seven and one half year period effective with the release of the H2, anticipated to be in 2002. In connection with the GM Transaction, the Company has executed an irrevocable assignment of the HUMMER trademark in favor of GM.

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

Upon completion of assembly of 10,000 H2 units and on an annual basis thereafter, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The exercise price of the conversion option will be less than the fair value of the Company's common stock. If the full amount of the GM Loan is borrowed, the maximum value of the beneficial conversion feature will be approximately $10.7 million. At July 31, 2001, the beneficial conversion feature has been recorded as a $6,053 discount on the loan and a corresponding increase in additional paid-in capital, of which $2,018 was recorded during the quarter ended July 31, 2001. The discount is being amortized, utilizing the effective interest method, through the earliest date at which GM obtains the right to convert the loan. At July 31, 2001, the balance of the GM Loan, net of unamortized discount of $4,586, was $128,748.

Note 5. Segment Reporting

The Company identifies segments based on management responsibility within the organization. The Company classifies its operations into six business segments:
(i) HUMMER/HUMVEEs, (ii) Medium Truck, (iii) Spare Parts Logistics Operations
(SPLO), (iv) Systems Technical Support (STS)/Other, (v) Engines, and (vi) H2. The HUMMER/HUMVEE classification includes US and Foreign Military Humvees(R) and commercial Hummers(R).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management of the Company does not prepare or review balance sheet information on a segment basis. The Company measures segment profit as gross profit (sales less cost of sales). A reconciliation of net sales and gross profit are as follows (in millions):







                                Three months ended July 31, 2001
                   ----------------------------------------------------------
                   HUMMER/           STS/                      Inter-
                   HUMVEE     SPLO   Other  Engines    H2     Segment   Total
                   ------     ----   -----  -------   -----   -------   -----
Net sales          $  96.7    23.1    4.7    19.9       --     (10.1)   134.3
Gross profit          17.2     3.5    0.4     5.2     (3.4)     (0.5)    22.4


                                 Nine months ended July 31, 2001
                   ----------------------------------------------------------
                   HUMMER/           STS/                      Inter-
                   HUMVEE     SPLO   Other  Engines    H2     Segment   Total
                   ------     ----   -----  -------   -----   -------   -----
Net sales          $ 312.9    62.9    13.2   47.9       --     (24.2)   412.7
Gross profit          51.6     9.7     1.0   12.0     (6.5)     (1.1)    66.7

                                Three months ended July 31, 2000
                   ----------------------------------------------------------
                   HUMMER/           STS/                      Inter-
                   HUMVEE     SPLO   Other  Engines    H2     Segment   Total
                   ------     ----   -----  -------   -----   -------   -----
Net sales          $  91.1    17.4    2.2      --       --        --    110.7
Gross profit          17.9     1.7    0.1    (0.7)    (0.8)       --     18.2

                                 Nine months ended July 31, 2000
                   ----------------------------------------------------------
                   HUMMER/           STS/                      Inter-
                   HUMVEE     SPLO   Other  Engines    H2     Segment   Total
                   ------     ----   -----  -------   -----   -------   -----
Net sales          $ 244.3    49.8    8.3      --       --        --    302.4
Gross profit          34.9     5.3    2.2    (1.5)    (0.8)       --     40.1

Note 6. Legal Proceedings

Defense Contract Audit Agency Claim

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

Since early 2001, the Company has been participating in alternative dispute resolution ("ADR") activities with the government in a mutual attempt to resolve an issue involving the applicability of certain Government accounting regulations and the compliance with those regulations of an accounting allocation adopted by the Company in 1995. The Government contracting officer issued a final decision on August 23, 2001, asserting that the Company's accounting allocation is not compliant with the regulations and that the Government has paid an additional $18 million under several HUMVEE production contracts with the Army. The final decision demands repayment of this amount plus interest of $5.8 million.

The Company will appeal the Government's final decision and intends to continue the ADR procedures. In the event the dispute is not resolved by ADR, the Company intends to contest the Government's claim vigorously. The Company believes it will eventually prevail and accordingly has not accrued any liability with respect to this claim. However there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc., (collectively, the "Company" or "AM General"), is the largest supplier of light tactical wheeled vehicles to the Department of Defense ("DoD"). The Company is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE" (R)), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER (R) ("HUMMER" or "Current Vehicle"). The HUMMER trademark is owned by General Motors Corporation ("GM") and licensed to the Company to brand the Current Vehicle for the duration of the Company's agreement with GM to assemble a new HUMMER model (the "H2"), pursuant to a series of agreements with GM entered into in December 1999 (the "GM Transaction").

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


HUMVEE/HUMMER Segment

     HUMVEE

The Company has been producing the latest generation of military HUMVEEs, the A2 Series, under multi-year annual requirement contracts with the DoD since December 1995. The Company's current contract (the "S001 contract") was awarded on November 6, 2000. This is a sole source firm-fixed price contract calling for base year production of 2,861 HUMVEE's plus an equal quantity of option vehicles, all subject to Government funding. The fiscal 2001 Federal budget currently includes funding for the base year production plus 1,024 option vehicles. The contract also includes six years of option vehicles at 150% of base year production ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. If the base plus the excercised options and all remaining options on the contract are exercised, approximately 30,000 vehicles valued at $2.3 billion will be delivered under this contract. Management believes this contract will provide production for the HUMVEE over the next several years.

On May 11, 2001, the Company signed a modification to the S001 contract that increases fiscal 2001 funding by $1.1 million. The modification is for spare parts to support vehicles manufactured under this contract. Delivery of these spare parts will be complete by October 31, 2001.

As of September 14, 2001, US Military and international HUMVEE orders have been received which exceed the Company's scheduled production for the remainder of fiscal 2001. Orders received in fiscal 2001 under the S001 contract and from direct international customers that are currently scheduled for fiscal 2002 production amount to 383 and 141 vehicles, respectively.

On August 7, 2000, the Company signed an engineering contract with the DoD valued at $11.5 million. This contract (the "A4 Modernization") provides the Government with a mechanism to explore its future HUMVEE design requirements. The Government may integrate engineering changes developed under this contract and selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company built and delivered seven prototype vehicles for Company testing during July and August of 2001. In accordance with the provisions of the contract, the Company will build and deliver 10 pilot vehicles for government testing by the second quarter of 2002. The Company will provide technical support during all phases of government testing. In addition, the

Company's STS operation will prepare the engineering drawings related to the design of the vehicles. Work under this contract began at the time of award and is expected to be completed by October 2002.

On May 3, 2001, the Company was awarded a $4.9 million contract for the design and development of four hybrid electric HUMVEEs ("HE HMMWV"). The contract calls for the production and delivery of 4 HE HMMWVs to the DoD by August 2, 2002. Testing of these vehicles is scheduled to be completed by May 3, 2003. The Company will provide technical support during all phases of government testing.

On September 11, 2001, AM General management and the United Autoworkers reached a tentative labor agreement settlement to replace its existing labor agreement. The current agreement set to expire on September 26, 2001 covers the Company's HMMWV and HUMMER manufacturing operations and its Service Parts Logistics Operations (SPLO). The Company expects that the new labor agreement will be ratified by the union membership prior to the expiration of the existing agreement.


     HUMMER

Since its introduction in 1992, the Company has sold 9,409 HUMMERs through its network of domestic and international dealerships and distributors. At July 31, 2001, the Company had a total backlog of 62 HUMMERs valued at $4.4 million compared to 27 valued at $1.8 million on October 31, 2000.

Since the fourth quarter of 2000, new vehicle inventories have increased throughout the Company's dealer network, primarily in connection with the transition from Company to GM dealerships and the general economic slowdown. Under the terms of the GM Transaction, all qualified dealers must transition to GM dealerships by fiscal year 2002. Also contributing to the increase in new vehicle dealer inventory is the reduction in consumer demand in several of the Company's primary markets. In response to the high dealer inventories, the Company is offering a retail incentive bonus to dealers to assist the dealers in selling the vehicles they currently have in stock. To align continuing HUMMER production with market demand, the Company reduced HUMMER production by 35 vehicles in the third quarter of 2001, and plans to further reduce HUMMER production in the fourth quarter by 148 vehicles.

To maintain its current HUMMER/HUMVEE production line rate, the Company increased the production of US Military HUMVEEs to 24 vehicles per day in August, but will operate only four days per week until model year 2002 HUMMER production resumes in October. The Company estimates the manufacturing plant will be idle for a total of six days during fiscal 2001, the financial impact of which is not anticipated to be material.

Medium Truck Segment
The Company's contract for the manufacture of medium sized trucks ended in April 1999.

SPLO Segment
The Company's SPLO operation sells after-market parts and support-services for vehicles manufactured by the Company and for non-AM General manufactured vehicles. In addition, the Company provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs. At July 31, 2001, SPLO had a backlog of $41.4 million compared to $25.8 million at October 31, 2000. The increase in backlog is primarily attributable to $20.4 million in orders received during the second quarter of 2001, $19.2 million of which is for the US Government.

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

In August 2000, GEP contracted with GM to perform testing and general repair services on up to 23,599 engines previously assembled by GM. The Company anticipates these services will generate up to an additional $9.1 million in revenue for GEP by the time services are completed, which is currently scheduled for September 2002. As of July 31, 2001 the Company has performed testing of 5,788 engines for GM under this contract generating revenues of $2.2 million.

GEP is currently supplying all of the Company's 6.5 liter diesel engine requirements to support production of both its HUMMER and HUMVEE vehicles.

H2 Segment
On December 21, 1999, the Company executed a series of agreements with GM pursuant to which GM will design, engineer, certify and sell a new generation HUMMER vehicle to be known as the H2 which will be assembled by the Company for GM. As part of the GM Transaction, the Company assigned the HUMMER trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble H2s, according to agreed-upon specifications, for a specified fixed fee that varies with sales volumes. The Company will have the right to assemble GM's H2 requirements, up to the first 40,000 units annually plus available overtime. GM expects to release the H2 in fiscal year 2002. GM has not committed to any specific minimum annual number of H2s.

The Company expects to begin assembling the H2 for GM in the spring of 2002 at a new assembly facility in Mishawaka, Indiana (the "New Facility"). Construction costs of the New Facility are expected to exceed $200 million and will be funded through a non-interest bearing loan from GM (the "GM Loan"). Construction of the New Facility began in August 2000 and is proceeding on schedule. As of July 31, 2001, the Company has spent and GM has funded $133.3 million on capital expenditures in connection with the New Facility. Installation of the paint system, which represents nearly 30% of the New Facility cost, is nearly 85% complete and construction of the body shop, which represents approximately 12% of the New Facility cost, is nearly 95% complete. Overall, the project is on schedule.

On February 21, 2001, the Company announced its plan for hiring employees for the New Facility, which includes the hiring and training of key personnel who will be required to train the workforce prior to the Company's H2 production launch in the spring of 2002. As of July 31, 2001 the plan is on schedule and the Company has hired 60 salaried employees and 24 hourly employees for the H2 program.

Results of Operations

Three Months Ended July 31, 2001 ("third quarter of 2001") compared to Three Months Ended July 31, 2000 ("third quarter of 2000")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------

(in millions, except unit information)

                                                              Three Months Ended
                                                                  July 31,                                  %
                                                          --------------------------
                                                             2001           2000           Change        Change
                                                          -----------     ----------      ----------    ----------
Net Sales
   HUMMER/HUMVEEs                                         $    96.7       $   91.1        $    5.6           6.2 %
   SPLO                                                        23.1           17.4             5.7          32.8
   STS/Other                                                    4.7            2.2             2.5         113.6
   GEP Engine                                                  19.9              -            19.9             -
   Inter-segment                                              (10.1)             -           (10.1)            -
                                                          ---------       --------        --------      --------
                                                          $   134.3       $  110.7        $   23.6          21.3 %
                                                          =========       ========        ========      ========


HUMVEE/HUMMER Unit Sales                                      1,268          1,328             (60)         (4.5)%

HUMVEE/HUMMER Average Unit Selling Prices                 $  76,262       $ 68,599        $  7,663          11.2 %


Consolidated net sales were $134.3 million in the third quarter of 2001, an increase of $23.6 million, or 21.3% from $110.7 million in the third quarter of 2000. The increase in net sales was due to higher sales in all segments.

HUMMER/HUMVEE segment net sales were $96.7 million in the third quarter of 2001, an increase of $5.6 million, or 6.2% from $91.1 million in the third quarter of 2000. The increase in net sales is primarily due to higher average unit selling prices and selling 73 more government military units, partially offset by selling 89 fewer HUMMER's and 44 fewer international military HUMVEE's. The increase in average unit selling prices is attributable to selling a higher concentration of more expensive military models, including 127 ambulances, to both the U.S. Government and international customers during the third quarter of 2001. Also contributing to the higher average unit selling prices are higher HUMVEE prices pursuant to the new S001 contract and to a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $23.1 million in the third quarter of 2001, an increase of $5.7 million, or 32.8% from $17.4 million in the third quarter of 2000. The increase in net sales is primarily attributable to an increase in U.S. Government military orders.

STS/Other segment net sales were $4.7 million in the third quarter of 2001, an increase of $2.5 million, or 113.6% from $2.2 million in the third quarter of 2000. The increase in net sales is primarily due to work performed on the U.S. Government A4 Modernization contract.

GEP Engine segment sales were $19.9 million, including $10.1 million to the HUMMER/HUMVEE segment in the third quarter of 2001. GEP began operations during the third quarter of 2000 and sold only 10 engines during the quarter.

The inter-segment sales of $(10.1) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the third quarter of 2001.

Analysis of Consolidated Gross Profit

(in millions)

                                                    Three months ended
                                                         July 31,                                             %
                                    ---------------------------------------------------
                                       2001         %               2000         %             Change      Change
                                    -----------  ---------       ------------ ---------       ----------  ----------
Gross Profit
   HUMMER/HUMVEEs                   $    17.2       17.8 %       $     17.9      19.7%        $   (0.7)       (3.9)%
   SPLO                                   3.5       15.2                1.7       9.8              1.8       105.9
   STS/Other                              0.4        8.5                0.1       4.6              0.3       300.0
   GEP Engine                             5.2       26.1               (0.7)        -              5.9       842.3
   H2                                    (3.4)         -               (0.8)        -             (2.6)      325.0
   Inter-Segment                         (0.5)      (5.0)                 -         -             (0.5)          -
                                    ---------    --------        ----------   --------        --------    ----------
                                    $    22.4       16.7 %       $     18.2      16.4%        $    4.2        23.1 %
                                    =========    ========        ==========   ========        ========    ==========

Consolidated gross profit was $22.4 million in the third quarter of 2001, an increase of $4.2 million, or 23.1% from $18.2 million in the third quarter of 2000. The Company's consolidated gross profit percentage for the third quarter of 2001 was 16.7% compared to 16.4% for the third quarter of 2000. The increase is primarily attributable to first year gross profit for the GEP Engine segment and improved gross profit in the SPLO and STS/Other segments, partially offset by start-up costs associated with the H2 program and lower gross profit in the HUMMER/HUMVEE segment.

HUMMER/HUMVEE segment gross profit was $17.2 million in the third quarter of 2001, a decrease of $0.7 million, or 3.9% from $17.9 million in the third quarter of 2000. The segment gross profit percentage was 17.8% for the third quarter of 2001 compared to 19.7% for the third quarter of 2000. The decrease in gross profit is primarily attributable to a favorable physical inventory adjustment made in the third quarter of 2000 and selling 60 fewer HUMMER/HUMVEE units during the third quarter of 2001, partially offset by the increase in the Company's average unit selling prices, improved fixed cost absorption in connection with the production of 175 more HUMMER/HUMVEE units, and improved other variable costs in the third quarter of 2001.

SPLO segment gross profit was $3.5 million in the third quarter of 2001, an increase of $1.8 million, or 105.9% from $1.7 million in the third quarter of 2000. The segment gross profit percentage for the third quarter of 2001 was 15.2% compared to 9.8% for the third quarter of 2000. The increase in gross profit is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption in connection with higher sales volumes.

STS/Other segment gross profit was $0.4 million in the third quarter of 2001, an increase of $0.3 million, or 300.0% from $0.1 million in the third quarter of 2000. The segment gross profit percentage for the third quarter of 2001 was 8.5% compared to 4.6% for the third quarter of 2000. The increase in gross profit is primarily due to work performed on the A4 Modernization contract and favorable performance on the Company's X001 contract.

GEP Engine segment gross profit was $5.2 million in the third quarter of 2001, an increase of $5.9 million from the third quarter of 2000. The segment gross profit percentage for the third quarter of 2001 was 26.1%. The increase is primarily due to gross profit from revenues in the third quarter of 2001 compared to recognizing only start-up costs during the third quarter of 2000.

The H2 segment incurred start-up costs of $3.4 million in the third quarter of 2001, an increase of $2.6 million from $0.8 million in the third quarter of 2000. Activity related to the H2 project commenced during the second quarter of 2000, however the third quarter of 2000 represented the first quarter in which costs were recognized on the project.

The inter-segment amount of $(0.5) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in its inventory at the end of the third quarter of 2001.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $3.9 million for the third quarter of 2001, an increase of $0.7 million or 21.9% from $3.2 million for the third quarter of 2000. The increase is primarily attributable to higher tooling amortization in connection with more HUMMER/HUMVEE units produced and finished in the third quarter of 2001 and higher depreciation expense associated with the capital expenditures made during fiscal year 2000 for the HUMMER/HUMVEE manufacturing facility, and the GEP facility.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $9.8 million for the third quarter of 2001, an increase of $2.5 million or 34.3% from SG&A expense of $7.3 million for the third quarter of 2000. The increase is primarily due to increases in GEP engineering expenses primarily in connection with fiscal 2004 vehicle emissions certification, marketing costs in connection with the HUMMER, and overall wage and benefits expenses.

Income before Interest and Income Taxes

The Company recorded income before interest and income taxes for the third quarter of 2001 of $8.6 million, an increase of $1.0 million from income before interest and income taxes of $7.6 million in 2000. The increase in income before interest and income taxes is primarily attributable to higher gross profits described above, partially offset by higher SG&A expenses and higher depreciation and amortization expense.

Interest Income and Expense

Interest expense for the third quarter of 2001 was $2.6 million, a decrease of $0.6 million or 18.8% from $3.2 million for the third quarter of 2000. Average debt outstanding during the third quarter of 2001, exclusive of the non-interest bearing GM Loan, was $76.9 million, a decrease of $29.4 million from $106.3 million for the third quarter of 2000. The weighted average interest rate was 12.4% and 11.8% in the third quarter of 2001 and 2000, respectively. The decrease in average debt outstanding is primarily due to the Company having lower borrowings outstanding under the revolving credit facility as a result of net income and reduced inventories. The outstanding balance as of July 31, 2001 on the GM Loan is $128.7 million. During the third quarter of 2001 the Company capitalized $0.8 million of interest in connection with the equity conversion feature of the GM Loan.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense for the third quarter of 2001 was $2.9 million, an increase of $2.7 million from $0.2 million in the third quarter of 2000.

Net Income

The Company reported net income for the third quarter of 2001 of $3.2 million, a decrease of $1.0 million from net income of $4.2 million in the third quarter of 2000. As discussed above, the decrease in net income is primarily due to higher income tax expenses during the third quarter of 2001, partially offset by higher gross profit and lower interest expense.

Nine Months Ended July 31, 2001 ("first nine months of 2001") compared to Nine Months Ended July 31, 2000 ("first nine months of 2000")


Analysis of Net Sales and Unit Sales Information
------------------------------------------------

(in millions, except unit information)

                                                              Nine Months Ended
                                                                  July 31,                                  %
                                                          --------------------------
                                                             2001           2000           Change        Change
                                                          -----------     ----------      ----------    ----------
Net Sales
   HUMMER/HUMVEEs                                         $   312.9       $  244.3        $   68.6          28.1%
   SPLO                                                        62.9           49.8            13.1          26.3
   STS/Other                                                   13.2            8.3             4.9          59.0
   GEP Engine                                                  47.9              -            47.9             -
   Inter-segment                                              (24.2)             -           (24.2)            -
                                                          ---------       --------        --------      ---------
                                                          $   412.7       $  302.4        $  110.3          36.5%
                                                          =========       ========        ========      =========


HUMVEE/HUMMER Unit Sales                                      4,268          3,774             494          13.1%

HUMVEE/HUMMER Average Unit Selling Prices                 $  73,313       $ 64,732        $  8,581          13.3%


Consolidated net sales were $412.7 million for the first nine months of 2001, an increase of $110.3 million, or 36.5% from $302.4 million for the first nine months of 2000. The increase in net sales was due to higher sales in all segments.

HUMMER/HUMVEE segment net sales were $312.9 million for the first nine months of 2001, an increase of $68.6 million, or 28.1% from $244.3 million for the first nine months of 2000. The increase in net sales is primarily due to selling 700 more HUMVEEs and higher average unit selling prices for the segment, partially offset by selling 206 fewer HUMMERs. HUMMER/HUMVEE average unit selling prices for the first nine months of 2001 increased 13.3% over fiscal 2000 levels. The increase in average unit selling prices is attributable to selling a higher concentration of more expensive military models to both the U.S. Government and international customers, which included the sale of 373 ambulance models in 2001. Also contributing to the higher average unit selling prices are higher HUMVEE prices pursuant to the new S001 contract and a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $62.9 million for the first nine months of 2001, an increase of $13.1 million, or 26.3% from $49.8 million for the first nine months of 2000. The increase in net sales is primarily attributable to increased U.S. Government military orders.

STS/Other segment net sales were $13.2 million for the first nine months of 2001, an increase of $4.9 million, or 59.0% from $8.3 million for the first nine months of 2000. The increase in net sales is primarily due to work performed on the U.S. Government A4 contract, partially offset by lower HUMVEE STS engineering hours and reduced HUMMER trademark royalties.

GEP Engine segment net sales were $47.9 million, including $24.2 million to the HUMMER/HUMVEE segment for the first nine months of 2001. GEP began operations during the third quarter of 2000 and sold only 10 engines during the quarter.

The inter-segment sales of $(24.2) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the first nine months of 2001.

Analysis of Consolidated Gross Profit
-------------------------------------
(in millions)

                                                    Nine months ended
                                                         July 31,                                             %
                                    ---------------------------------------------------
                                       2001         %               2000         %             Change      Change
                                    -----------  ---------       ------------ ---------       ----------  ----------
Gross Profit
   HUMMER/HUMVEEs                   $    51.6       16.5%        $     34.9      14.3%        $   16.7        47.9%
   SPLO                                   9.7       15.4                5.3      10.6              4.4        83.0
   STS/Other                              1.0        7.6                2.2      26.5             (1.2)      (54.6)
   GEP Engine                            12.0       25.1               (1.5)        -             13.5       900.0
   H2                                    (6.5)         -               (0.8)        -             (5.7)      712.5
   Inter-segment                         (1.1)      (4.6)                 -         -             (1.1)          -
                                    ---------    -------         ----------   -------         --------    --------
                                    $    66.7       16.2%        $     40.1      13.3%        $   26.6        66.3%
                                    =========    =======         ==========   =======         ========    ========

Consolidated gross profit was $66.7 million in the first nine months of 2001, an increase of $26.6 million, or 66.3% from $40.1 million in the first nine months of 2000. The Company's consolidated gross profit percentage for the first nine months of 2001 was 16.2% compared to 13.3% for the first nine months of 2000. The increase is primarily attributable to improved gross profit in the HUMMER/HUMVEE and SPLO segments and first year gross profit for the GEP Engine segment, partially offset by start-up costs associated with the H2 program and lower gross profit in the STS/Other segment.

HUMMER/HUMVEE segment gross profit was $51.6 million in the first nine months of 2001, an increase of $16.7 million, or 47.9% from $34.9 million in the first nine months of 2000. The segment gross profit percentage was 16.5% for the first nine months of 2001 compared to 14.3% for the first nine months of 2000. The increase in gross profit is primarily attributable to the sale of 700 more HUMVEE units, higher average unit selling prices, improved fixed cost absorption in connection with the increase in average unit production from 20.3 to 24.2 units per day during the first nine months of 2000 and 2001, respectively, and lower warranty expenses during the first nine months of 2001 compared to the first nine months of 2000. These increases were partially offset by a favorable physical inventory adjustment made during the first nine months of 2000 and selling 206 fewer HUMMER models during the first nine months of 2001.

SPLO segment gross profit was $9.7 million in the first nine months of 2001, an increase of $4.4 million, or 83.0% from $5.3 million in the first nine months of 2000. The segment gross profit percentage for the first nine months of 2001 was 15.4% compared to 10.6% for the first nine months of 2000. The increase in gross profit margin is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption in connection with higher sales volumes.

STS/Other segment gross profit was $1.0 million in the first nine months of 2001, a decrease of $1.2 million, or 54.6% from $2.2 million in the first nine months of 2000. The segment gross profit percentage for the first nine months of 2001 was 7.6% compared to 26.5% for the first nine months of 2000. Gross profit during the first nine months of 2000 was higher than normal due to an engineering contract in connection with the Family of Medium Tactical Vehicles program and other engineering contracts, all of which were completed during fiscal 2000. The decrease in gross profit was partially offset by gross profit from revenues earned during the first nine months of 2001 in connection with the A4 contract.

GEP Engine segment gross profit was $12.0 million in the first nine months of 2001, an increase of $13.5 million from the first nine months of 2000. The segment gross profit percentage for the first nine months of 2001 was 25.1%. The increase is primarily due to the recognition of gross profit from sales in the first nine months of 2001 compared to recognizing only start-up costs during the first nine months of 2000.

The H2 segment incurred start-up costs of $6.5 million in the first nine months of 2001 in connection with the new H2 project compared to $0.8 million incurred in the first nine months of 2000. The third quarter of 2000 represents the first quarter start-up costs were recognized on this project.

The inter-segment amount of $(1.1) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in its inventory at the end of the first nine months of 2001.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $11.9 million for the first nine months of 2001, an increase of $2.1 million or 21.4% from $9.8 million for the first nine months of 2000. The increase is primarily attributable to higher tooling amortization in connection with the increase in unit production, and higher depreciation expense associated with the capital expenditures made during fiscal year 2000 for the HUMMER/HUMVEE and GEP manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $27.4 million for the first nine months of 2001, an increase of $3.6 million or 15.1% from SG&A expense of $23.8 million for the first nine months of 2000. The increase is primarily due to increased marketing expenses in connection with the HUMMER, overall higher wage and benefits expenses, and GEP engineering expenses primarily in connection with fiscal 2004 vehicle emissions certification, partially offset by lower independent research & development engineering and professional services expenses during the first nine months of 2001.

Income (Loss) Before Interest and Income Taxes

The Company recorded income before interest and income taxes for the first nine months of 2001 of $18.8 million, an increase of $22.7 million from a loss before interest and income taxes of $3.9 million in 2000. The increase in income before interest and income taxes is primarily attributable to higher gross profits described above, partially offset by higher SG&A and depreciation and amortization expenses.

Interest Income and Expense

Interest expense for the first nine months of 2001 was $8.9 million, a decrease of $1.6 million or 15.2% from $10.5 million for the first nine months of 2000. This decrease was primarily due to a reduction in the Company's revolving credit facility in 2001, and one-time interest payments made during the first nine months of 2000 to the Holders of the 12.875% Senior Notes for their consent to the GM Transaction and to the US Army's Tank-Automotive and Armaments Command ("TACOM") in connection with a contract modification. Average debt outstanding, exclusive of the non-interest bearing GM Loan, was $88.0 million and $100.3 million for the first nine months of 2001 and 2000, respectively. The weighted average interest rate was 12.0% and 11.6% in 2001 and 2000, respectively. The Company's average debt outstanding decreased $12.3 million in connection with reduced borrowings under the Company's revolving credit facility due to higher net income and lower inventories. This reduction was completely offset by the incurrence of other indebtedness required to fund the Company's acquisition of its HUMMER/HUMVEE manufacturing facility and other capital needs. Interest income increased by $0.2 million during the first nine months of 2001. The outstanding balance as of July 31, 2001 on the GM Loan is $128.7 million. During the first nine months of 2001 the Company capitalized $1.4 million of interest in connection with the equity conversion feature of the GM Loan.

Income Tax Expense

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill. Income tax expense was $8.7 million for the first nine months of 2001, an increase of $8.4 million from income tax expense of $0.3 million for the first nine months of 2000.

Net Income (Loss)

The Company reported net income for the first nine months of 2001 of $10.1 million, an increase of $15.4 million from a net loss of $5.3 million in the first nine months of 2000. As discussed above, the increase in net income is primarily due to higher gross profits and lower interest expense during the first nine months of 2001, partially offset by higher income tax, SG&A, and depreciation and amortization expenses. Net income during the first nine months of 2000 was impacted by a $1.1 million one-time charge in connection with a change in accounting principle for start-up costs.

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

Cash provided by operating activities was $42.3 million for the first nine months of 2001 compared to $24.4 million for the first nine months of 2000. The primary sources of cash flow during the first nine months of 2001 were cash generated through earnings and reductions in accounts receivable and inventories. These sources of cash flow were partially offset by decreases in accounts payable and pension obligations and deferred income taxes. Other factors include non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses.

Accounts receivable levels, including unbilled contract modifications, at July 31, 2001 were $27.7 million lower than levels at the end of the prior fiscal year primarily due to the collection of higher than normal sales recorded at the end of the preceding fiscal year primarily due to HUMVEE sales to an international customer, U.S. Government HUMVEE sales, and HUMMER deliveries to dealers. The accounts receivable balance was further reduced by the receipt of a final payment on an international contract and the billing and collection of previously unbilled receivables in connection with contract modifications for the A2 Series HUMVEE. As of July 31, 2001, unbilled contract modifications totaled $13.4 million. These unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. These reductions in accounts receivable were partially offset by an increase in GEP engine receivables due to slow collections from a major customer in connection with a disruption in the customers payment processes. As of September 14, 2001, this disruption has been resolved and the Company anticipates collections will resume and receivables will return to normal operating levels by the end of the current fiscal year.

Net inventory levels at July 31, 2001 were $15.1 million lower than levels at the end of the prior fiscal year. Finished goods inventory decreased $10.8 million during the first nine months of 2001 in connection with reduced HUMMER inventory as unit sales exceeded production by 156 units. Raw material and work-in-process inventory decreased $1.4 million and the Company's overall inventory reserve increased $3.3 million.

During the first nine months of 2001, the Company spent $122.8 million on capital expenditures, including $115.6 million in connection with construction of the New Facility. The Company spent $7.2 million during the first nine months of 2001 primarily in connection with non-H2 production tooling, data equipment and leasehold improvements.The Company anticipates additional capital expenditures in fiscal 2001 of approximately $61.9 million of which $50.4 million is for the construction of the New Facility and will be funded with the proceeds of the GM Loan. The Company anticipates it will incur additional non-H2 capital expenditures of approximately $11.5 million for leasehold improvements, vendor tooling, machinery and equipment, vehicles and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

To repay the GM Loan, the Company will pay to GM a pre-agreed portion of the assembly fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. As of July 31, 2001, the Company had borrowings outstanding under the GM Loan of $128.7 million, net of discount of $4.6 million.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of September 12, 2001, the Company had 12.1 million of borrowings outstanding, $9.9 million of letters of credit and approximately $20.0 million of availability under this facility.

Under the Mandatory Purchase Offer provision of the Indenture governing AM General's (the "Company") 12.875% Senior Notes (the "Notes") dated as of April 27, 1995, the Company is required to calculate Excess Cash Flow for each twelve month period beginning May 1 and ending April 30 and make an Excess Cash Flow Offer equal to 75% of the Excess Cash Flow amount. The Company made its calculation of Excess Cash Flow for the twelve-month period ending April 30, 2001 which indicated there was $27.3 million of Excess Cash Flow. In compliance with the Indenture, on June 14, 2001, the Company advised the Trustee that the Company would offer to purchase $20.5 million of aggregate principal amount of Notes at a price equal to 101% of the principal amount plus any accrued and unpaid interest.

In connection with the Company's offer, $66.7 million of the outstanding Notes were tendered for payment. On August 14, 2001 the Company repurchased $20.5 million of aggregate principal amount of Notes at a premium of $0.2 million, plus accrued interest of $0.8 million. These purchases were funded with a combination of cash flow from operating activities and the revolving credit facility. After the repurchase, the Company's long-term indebtedness under the Notes is $47.5 million, the balance of which is due in May 2002 and has been shown as a current liability.

Management has identified and is pursuing refinancing strategies that include bank and/or private financing with respect to the Notes and the Company's other long-term financing needs.

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

Impact of Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Among other matters. Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting, thus eliminating the pooling-of-interests method. The statement is effective for all business combinations initiated after June 30, 2001.

Statement No. 142 states that goodwill and intangible assets with indefinite lives should be assigned to reporting units and should not be amortized but should be tested for impairment at lest annually using a fair-value-based test at the reporting unit level. Recognized intangible assets are to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 121. The Company is required to adopt Statement No. 142 on November 1, 2002 and can elect earlier, at which time the Company will cease amortizing its existing goodwill and begin testing the recorded goodwill for impairment.

Other than the cessation of the amortizing of goodwill, the adoption of Statements No. 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The statement also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of Statement 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines, the volume of orders for the H2 in connection with the GM Transaction, the ability to complete the New Facility within the limits of the GM Loan; the timely launch of the H2 program;the outcome of the DaimlerChrysler litigation, the Defense Contract Audit Agency ("DCAA") matter and other litigation discussed in Item 1 of Part II; the successful completion of the refinancing to enable the Company to pay the Notes in 2002; the loss of any significant customers; the loss of any major supplier; increases in energy and healthcare related costs; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Defense Contract Audit Agency Claim

Since early 2001, the Company has been participating in alternative dispute resolution ("ADR") activities with the government in a mutual attempt to resolve an issue involving the applicability of certain Government accounting regulations and the compliance with those regulations of an accounting allocation adopted by the Company in 1995. The Government contracting officer issued a final decision on August 23, 2001, asserting that the Company's accounting allocation is not compliant with the regulations and that the Government has paid an additional $18 million under several HUMVEE production contracts with the Army. The final decision demands repayment of this amount plus interest of $5.8 million.

The Company will appeal the Government's final decision and intends to continue the ADR procedures. In the event the dispute is not resolved by ADR, the Company intends to contest the Government's claim vigorously. The Company believes it will eventually prevail and accordingly has not accrued any liability with respect to this claim. However there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

Alleged Nation Origin Discrimination Case

On December 13, 1999, former employee Oscar Castellon filed a complaint in U.S. District Court in South Bend, Indiana. The Complaint alleges that, after Castellon was discharged for theft, the Company refused to reinstate him because of his race (Hispanic) and national origin. AMG filed its Summary Judgment Motion in June. In July, the court granted AMG's Motion for Summary Judgment, entered judgment in favor of AMG, and dismissed all of Castellon's claims.


The Beanstalk Group, Inc. v. AM General Corporation

On August 28, 2000, the Beanstalk Group filed a breach on contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and AM General have a "Representation Agreement" that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of AM General. In its lawsuit, Beanstalk claims that AM General breached the Representation Agreement when AM General assigned the HUMMER trademark to General Motors; that AM General breached its duty of "good faith and fair dealing;" and that AM General has been "unjustly enriched." Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and AM General. Beanstalk's Complaint sought compensatory damages of more than $30 million dollars. AM General and GM filed their motion to Dismiss Beanstalk's Complaint on September 24, 2000. Beanstalk filed a Motion for Summary Judgment on its breach of contract claims against AM General. On March 30, 2001, the trial judge granted AM General and GM's Motion to dismiss, denied Beanstalk's Summary Judgment Motion, and entered a judgment dismissing all of Beanstalk's claims. On May 1, 2001, Beanstalk appealed the trial judge's decision. The case is now on appeal in the U.S. Court of Appeals for the Seventh Circuit. The Seventh Circuit's Settlement Office suspended appellate briefing and attempted to conduct settlement negotiations. Settlement negotiations failed. Beanstalk's appellate brief is due on October 1, 2001. AM General's brief is due on November 2, 2001. The Seventh Circuit will likely issue an opinion on Beanstalk's appeal within six to nine months after briefing is completed. AM General anticipates that it will eventually prevail in this litigation. AM General does not believe that a negative result will have a material adverse effect on the Company.


Trademark Dispute with DaimlerChrysler

On February 13, 2001, AM General and General Motors filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana in South Bend. This action was filed after GM and DaimlerChrysler ("Daimler") exhausted efforts to informally resolve Daimler's claims that the grill design on the H2 prototype vehicle infringes on Daimler's Jeep trademark grill design. After AM General and General Motors filed their Complaint in South Bend, Daimler filed a similar action in the U.S. District Court for the Western District of Ohio in Toledo. Daimler claims infringement and seeks a preliminary injunction preventing General Motors and AM General from producing the H2 with its current grill design. Daimler also claims that AM General breached a licensing agreement that required AM General to obtain Daimler's permission before transferring the HUMMER grill design trademark to GM. Daimler claims that the licensing agreement was part of the 1983 stock purchase agreement between American Motors Corporation and LTV, in which LTV acquired the "Old AM General" assets from American Motors. AM General and General Motors have made a motion to dismiss Daimler's case in Toledo because the case in South Bend was filed first. The Toledo judge declined to rule on AM General and GM's Motion to Dismiss. Instead, the Toledo judge decided to defer to the South Bend judge to determine the appropriate place for the litigation. Daimler then filed a Motion to Dismiss the South Bend case or to transfer the litigation to Toledo. The South Bend judge denied Daimlers Motion to Dismiss and decided to keep the litigation in South Bend. DaimlerChrysler filed a Motion for Preliminary Injunction in July 2001. In August, AM General and GM filed their briefs opposing DaimlerChrysler's Motion for Preliminary Injunction. The parties are now engaged in discovery. The Court has scheduled a hearing on DaimlerChrysler's Motion for Preliminary Injunction for February 2002. If the case is not resolved as a result of the hearing it will go to trial in December 2002. An adverse decision on this claim could have a material adverse effect on the Company.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        None


(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 2001                AM GENERAL CORPORATION
                                               Registrant


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