Form 10-K405
period 2001-10-31
AM GENERAL CORP
filed 2002-01-29
CIK 946642

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2001
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

                        Commission file Number: 33-93302

                             AM General Corporation
             (Exact name of registrant as specified in its charter)

                              ---------------------

           Delaware                                       35-1852615
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or Organization)

      105 North Niles Avenue
        South Bend, Indiana                                 46617
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code             (574)237-6222

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                                      ---

Note: The registrant files pursuant to an indenture, but is not otherwise subject to Section 13 or 15(d) filing requirements.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant is $0. Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of January 29, 2002.

     Documents Incorporated by reference:  None.

--------------------------------------------------------------------------------


TABLE OF CONTENTS
PART I                                                                                                3

        Item 1.  Business                                                                             3
        Item 2.  Properties                                                                          11
        Item 3.  Legal Proceedings                                                                   12
        Item 4.  Submission of Matters to a Vote of Security Holders                                 13

PART II                                                                                              13

        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.              13
        Item 6.  Selected Financial Data.                                                            13
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.                                                                        14
        Item 7a. Quantitative and Qualitative Disclosures about Market Risk.                         23
        Item 8.  Financial Statements and Supplementary Data.                                        24
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                         51

PART III                                                                                             52

        Item 10.  Directors and Executive Officers of the Registrant.                                52
        Item 11.  Executive Compensation.                                                            54
        Item 12.  Security Ownership of Certain Beneficial Owners and Management.                    57
        Item 13.  Certain Relationships and Related Transactions.                                    57

PART IV                                                                                              59

        Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  59

SIGNATURES                                                                                           64


PART I

Item 1. Business

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc. (collectively, the "Company" or "AM General"), is the largest supplier of light Tactical Wheeled Vehicles ("TWVs") for the Department of Defense ("DoD"). AM General (including predecessors) has a history of over 50 years of successfully competing for government procurement contracts. AM General is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or"HUMVEE(R)"), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER(R) ("HUMMER", "H1" or "Current Vehicle"). From the introduction of the HUMMER/HUMVEE in 1984 and through October 31, 2001, the Company has delivered 134,580 HUMVEEs in a variety of configurations to the DoD for use by the US Armed Forces, 25,294 HUMVEEs to the military services of 50 foreign countries, and 9,480 HUMMERs. In fiscal 2001, the Company sold 5,670 HUMMER/HUMVEEs. In addition to HUMMER/HUMVEEs, the Company also manufactures the 6.5 liter diesel engine used in the HUMMER/HUMVEE. General Motors Corporation's ("GM") internal parts distributor, Service Parts Operation, also purchases its service requirements for this engine from AM General. The Company also markets both technical support services and spare parts. The HUMMER trademark (the "Trademark") is owned by GM and licensed to the Company to brand the H1 for the duration of the Company's agreement with GM to assemble a new HUMMER model (the "H2" or the "New Vehicle"), pursuant to a series of agreements with GM entered into in December 1999 (the "GM Transaction").

The Company classifies its operations into six business segments: (i) HUMMER/HUMVEEs, (ii) Medium Trucks, (iii) Spare Parts Logistics Operations ("SPLO"), (iv) Systems Technical Support ("STS") and Other, (v) GEP Engine, and
(vi) H2. Reference is hereby made to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained elsewhere herein, in which the Company's net sales and gross profit are summarized by business segment.

All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Renco"). Renco is owned by trusts established by Mr. Ira Leon Rennert, the Chairman and sole director of the Company, for himself and members of his family. As a result of such ownership, Mr. Rennert indirectly controls the Company. GM has the option, subject to certain conditions, to acquire up to 40.0% of the common stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The GM Transaction provides that, should the Company and GM fail to agree on a value, an independent third party will assist in the valuation.

The Company was incorporated in Delaware in 1991, and its executive offices are located at 105 North Niles Avenue, South Bend, Indiana 46617, telephone number:
(574) 237-6222.

Business Lines

HUMMER/HUMVEE Segment

     HUMVEE

Since its introduction in 1984, the HUMVEE has been sold to US and foreign militaries pursuant to contracts having firm-fixed prices.

         Domestic Sales; Government Contracts

The HUMVEE has been upgraded since its introduction with improved components and added features. In 1995, the Company began production of an A2 Series HUMVEE under the X001 contract with the DoD. The X001 contract expired on December 14, 2000. Delivery of vehicles ordered under this contract was completed in April 2001. The Company successfully negotiated a new follow-on A2 production contract, known as the S001 contract, which was awarded on November 6, 2000. This is a sole source firm-fixed price contract calling for first year production of 2,861 HUMVEEs, subject to government funding. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. Each option year provides the Government a mechanism to procure up to 150% of first year production. If all option years on the contract are exercised, approximately 30,000 vehicles valued at $2.1 billion will be delivered under this contract. Management believes this contract will provide continuing base line production for the HUMVEE over the next several years. See MD&A.

As of October 31, 2001, the Company had a total US military backlog of 572 HUMVEEs valued at $36.5 million compared to 394 HUMVEEs valued at $34.4 million at October 31, 2000.

As of January 18, 2001, the Company has outstanding orders from the US Armed Forces for the procurement of 2,587 vehicles. These vehicles are on contract and scheduled for production through August 2002. The Company anticipates it will complete delivery of these vehicles during the fourth quarter of fiscal 2002. The Company anticipates the US Government will continue to exercise their option to procure vehicles under the S001 contract and that the number of vehicles put on contract during fiscal 2002 will exceed the number of HUMVEEs that were produced and delivered to the DoD in fiscal 2001 (3,607 units).

     International Sales

Since November 1986, the Company has sold military HUMVEEs to foreign nations, either directly to the foreign nation or through the US Government's Foreign Military Sales ("FMS") program. The Company intends to continue to capitalize on the HUMVEE's proven combat performance with the US Armed Forces, the extensive offering of HUMVEE configurations and the Company's technical and logistical support services to increase sales to foreign military markets. To date, Taiwan, Israel, Saudi Arabia, Mexico, and the United Arab Emirates have been the five largest of the Company's 50 international military customers.

The Company sells HUMVEEs in various configurations to the military services of foreign nations through the FMS program and its direct sales force and local representatives. The FMS program is part of the US Government's security assistance program, which provides equipment and services to more than 100 nations and international organizations. Funding is provided either directly by the purchaser or with US-granted foreign aid credits or loans. As of October 31, 2001, the Company had an FMS backlog of 128 units valued at $13.6 million compared to 183 units valued at $13.9 million at October 31, 2000. As of October 31, 2001, the Company had a direct sales backlog of 509 units valued at $51.7 million compared to 213 units valued at $25.4 million at October 31, 2000. In fiscal 2001, international military HUMVEE sales accounted for approximately 22.2% of total HUMMER/HUMVEE unit sales and 24.4% of HUMMER/HUMVEE net sales revenue. Management believes that foreign military services will continue to purchase HUMVEEs because they are competitive in the market as evidenced by the fact that it is the only light TWV being purchased in quantity by the US military.

     HUMVEE Engineering

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

As a result of the IPT, the US Army published its approved, long-term acquisition plan for the LTV fleet in January 1999, which includes the following: a) the performance capability of future LTVs must be equal to or better than the current mission profile of the HUMVEE, b) the US Armed Forces will continue to procure HUMVEEs beyond the year 2020, c) the US Army will continue to explore the feasibility of remanufacturing older HUMVEEs for certain missions as a cost effective alternative to new vehicles, d) the US Army will develop an upgraded version of the HUMVEE with selected technology insertions which will be known as the A4 Series HUMVEEs, e) there will be no break in production, f) the current production contract with AM General should provide sufficient time to develop the A4 Series and award a production contract, and g) there will not be a break in deliveries to users resulting from the transition from A2 to A4 production.

On August 7, 2000, the Company signed an engineering contract with the DoD valued at $11.5 million. This contract (the "A4 Modernization") provides the Government with a mechanism to explore its future HUMVEE design requirements. The Government may integrate engineering changes developed under this contract and selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company built and delivered seven prototype vehicles for Company testing during July and August 2001. In accordance with the provisions of the contract, the Company will build and deliver 10 pilot vehicles for government testing by the fourth quarter of 2002. The Company will provide technical support during all phases of government testing. In addition, the Company's STS operation will prepare the engineering drawings related to the design of the vehicles. Work under this contract began at the time of award and is expected to be completed by October 2002.

HUMMER

In October 1992, the Company broadened the market for the HUMVEE by developing and introducing a commercial version, the HUMMER. The Company's engineering staff has improved and adapted the HUMVEE for industrial, personal, and commercial use by adding an array of options and additional comfort, convenience and sport utility features. Management believes the HUMMER's off-highway performance and specifications exceed those of all other commercially available four-wheel drive trucks and sport utility vehicles. Since 1992, the Company has sold 9,480 HUMMERs through its network of approximately 64 domestic and international dealerships and distributors. Over the past several years, demand for HUMMERs has declined steadily in the international markets. As a result, the Company began closing its international distributorships during fiscal 2001. As of October 31, 2001, the Company had only two outstanding contracts with international distributors, both of which expired on December 31, 2001.

As of October 31, 2001, AM General had a total backlog of 172 HUMMERs valued at $11.1 million compared to 27 valued at $1.8 million on October 31, 2000. In fiscal 2001, HUMMER sales accounted for approximately 14.2% of total HUMMER/HUMVEE unit sales and 16.3% of HUMMER/HUMVEE net sales revenue.

HUMMERs are functionally equivalent to the A2 Series military HUMVEE with modifications to comply with Federal Motor Vehicle Safety Standards ("FMVSS") for Class III (gross vehicle weight ("GVW") of 10,000 to 14,000 pounds) trucks and to satisfy commercial and personal use customer requirements relating to safety, comfort and convenience. In addition to the standard HUMMER models, HUMMERs have been configured as fire fighting and rescue vehicles, ambulances, snowplowing vehicles and to carry a variety of equipment and tools such as man-lifts and backhoes.

The Company currently manufactures two HUMMER models, an open-top sport model and a four-door wagon with suggested base retail prices ranging from $102,000 to $113,000. The Company provides customer service, spare parts and warranties to its commercial and personal use customers through its dealer network.

Under the terms of the GM Transaction, all qualified dealers must transition to GM dealerships by March 1, 2002. The Company is working closely with GM to determine which dealers qualify. This transition process has resulted in certain dealers voluntarily terminating their dealerships and transferring their existing inventory to new dealerships signing with GM. The Company anticipates that GM will sign on an additional 75 new dealerships by the third quarter of fiscal 2002, increasing the network total to 155 dealerships. For fiscal 2002, the Company anticipates sales volumes will approximate the number of vehicles sold during fiscal 2001.

The commercial market consists of individuals, government agencies and industrial users located in the US which require or desire the HUMMER's enhanced off-highway mobility, durability and payload capacity. Targeted customers include private individuals, businesses engaged in the mining, electric utility, fire and rescue, oil and gas exploration, and heavy construction industries. Additionally other customers include non-DoD government agencies such as Federal Emergency Management and US Border Patrol, in addition to state and local fire, police and park service departments.

Since February 1995, the Company has issued nine recalls (none in fiscal 2001) regarding design problems with certain mechanical features of the HUMMER. The total cost to the Company of the nine recalls is estimated to be approximately $701,691 of which $633,603 has been incurred as of October 31, 2001. The Company reported all recalls to the National Institute of Highway Traffic Safety. Management does not expect that the recalls will have a material adverse effect on future HUMMER sales.

In fiscal 2001, the HUMMER/HUMVEE segment accounted for approximately 74.6% of the Company's net sales.

Medium Truck Segment

The Company entered the remanufacture and modernization market in September 1993, upon being awarded the contract for the DoD's Extended Service Program ("ESP"). That contract called for the Company to rebuild and deliver remanufactured and modernized 2-1/2-ton trucks by disassembling trucks provided by the DoD. In the US Army's tests, the Company's ESP trucks met or exceeded all requirements and performed comparably to new US Army 2-1/2-ton trucks at a unit price of approximately 50% less than that of a new vehicle. Despite the economic advantage offered by the Company's re-manufactured 2-1/2 ton trucks, the US Army decided not to purchase any additional remanufactured units beyond those included in the base contract plus exercised options. Accordingly, on April 19, 1999 the Company ceased production under the ESP contract after remanufacturing and delivering 5,483 units to the US Army and other customers.

At the present time, the medium tactical wheeled fleet is in poor condition measured by age and economic performance. As a result, the US Army commenced modernizing its medium TWV fleet by procuring new 2-1/2-ton and 5-ton trucks. In an effort to accelerate the procurement of these vehicles, TACOM announced its intention to stage a full and open competition for the next Family of Medium Tactical Vehicles ("FMTV") multi-year production contract scheduled to be awarded in 2003. The Company has assessed the acquisition plan as it currently exists and has determined that it does not represent a viable business opportunity, and unless such plan changes, the Company will not compete for this award.

SPLO Segment

Since the 1940s, the Company and its predecessor companies have sold more than 1 million vehicles. Management estimates that over 250,000 of these vehicles are still in service, providing a large after-market base for potential SPLO sales. In fiscal 2001, SPLO accounted for approximately 15.8% of the Company's net sales.

SPLO provides comprehensive after-market service, training and technical publications for Company products on a worldwide basis. The services include supplying spare parts for vehicles manufactured by the Company, including HUMMER/HUMVEEs, 2-1/2- and 5-ton trucks and other vehicles not manufactured by AM General. In addition, SPLO provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

STS/Other Segment

STS is a full service engineering organization providing comprehensive technical support and engineers to the US Army's Tank-Automotive and Armaments Command ("TACOM"), with contracts on both wheeled and tracked vehicles, including medium and heavy trucks and the HUMVEE. Services include engineering, design and drafting, configuration and data management, translation of service manuals, and integrated logistics support. In fiscal 2001, the STS/Other segment accounted for 3.2 % of the Company's net sales.

GEP Engine Segment

On June 11, 1999, the Company acquired a license to build the 6.5 liter diesel engine and certain assets from GM Powertrain, a division of GM. The agreement provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its requirements for new 6.5 liter diesel long-block and short-block engines from the Company's General Engine Products subsidiary ("GEP") for a period of 10 years. GM's military division, Military Vehicle Operation, currently purchases certain of its spare parts requirements for these engines from GEP. If adequate demand exists for this engine at the conclusion of the agreement, the Company will renegotiate the license agreement for additional years.

GM currently uses this engine in some vans, pickup and medium duty trucks. The Company plans to continue using the 6.5 liter engine in production of both its HUMMER and HUMVEE vehicles for many years. In addition, orders have been received from producers of specialty and delivery van companies. GEP is currently assembling all of the 6.5 liter diesel engines for the Company.

In August 2000, GEP contracted with GM to perform testing and general repair services on 17,305 engines previously assembled by GM. As of October 31, 2001, the Company has performed testing of 8,305 engines for GM under this contract generating revenues of $3.2 million. The Company anticipates it will complete work under this contract during the third quarter of 2002.

In fiscal 2001, the Engine segment accounted for approximately 6.4% of the Company's net sales.

H2 Segment

On December 21, 1999, the Company executed a series of agreements with GM through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental revenues and cash flow. Pursuant to the terms of the GM Transaction, GM has designed and engineered, and will certify and release in the summer of 2002 the H2, a new generation vehicle bearing the Trademark and retain the Company to assemble H2s over a seven and one half year period effective with the release of the H2. As part of the Transaction, the Company assigned the Trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble, at GM's request, H2s, according to agreed-upon specifications, for a specified fixed fee (the "Assembly Fee") which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM expects to release the H2 in the summer of 2002. GM has not committed to any specific minimum annual number of H2s.

The Company believes that GM's resources and expertise in the design, marketing and distribution of automobiles and trucks should result in the sale of a significantly greater number of H2s with the opportunity for substantially greater manufacturing revenues and cash flow than have been achieved by the Company in manufacturing and selling the HUMMER. The Company further believes that the Transaction presents the Company with an opportunity to improve the Company's financial results.

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

The GM Transaction included the Company's assignment of the Trademark to GM. GM, in turn, granted the Company a limited license that allows the Company to use the Trademark in connection with the HUMMER for the duration of the H2 Assembly Agreement but not thereafter. Except for the Assembly Fee on the H2 and its derivatives, the Company will not receive any other payments from GM in connection with GM's use of the Trademark on the H2 or other use.

With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan (the "GM Loan"). The proceeds of the GM Loan are being used to finance (i) the engineering and construction of a new structure, (ii) the purchase of certain machinery and equipment, and (iii) substantially all other costs (except for the cost of the time dedicated to the project by the Company's management and employees) required for the Company to become prepared to assemble the H2 (collectively, the "New Facility"). At October 31, 2001, the balance of the GM Loan, net of unamortized discount of $4.9 million, was $165.8 million.

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

Following delivery of the first 10,000 H2s to GM, GM will have the annual option on November 1 of each year to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company pursuant to certain terms and conditions for a mutually agreed amount at the time of exercise of options pursuant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation.

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

In the early 1980s, the US Army began its largest peacetime TWV fleet modernization program in history. The escalation in US Army truck requirements can be directly attributed to (i) a transition in the US Armed Forces' basic fighting strategy and (ii) newly established roles for trucks as weapon system platforms and as the transport component of medical, electronics and intelligence systems. The US Armed Forces fighting doctrine has shifted from "forward deployment" (i.e., maintaining large bases worldwide) in the Cold War Era to "force projection" (e.g., the Gulf War and present anti-terrorism operations) which calls for rapid deployment and forced entry with fast moving main attacks on enemy fronts. As a result of this fighting doctrine, the US Army established two major hardware initiatives for ground attacks emphasizing speed and high mobility - the Bradley fighting vehicle and the M1 Abrams main battle tank. At the time, no military trucks (light, medium or heavy) existed that could match the expected speed and mobility of the Bradley and Abrams vehicles. This led to the development of the design specification for the HUMVEE. The HUMVEE is the only light TWV being acquired in quantity by the US Armed Forces.

The Army leadership unveiled the Army Vision in October 1999, which defines how the Army will meet the Nation's requirements today and into the future. This Vision drives the Army's transformation from legacy forces (current systems) through interim forces and toward an objective force. The goal of the objective force is to be more strategically responsive and dominant at every point on the spectrum of military operations than the legacy force. Through all these phases, the HMMWV has been included as the backbone of the Army's LTV fleet. The HMMWV approaches all the required characteristics of an objective force: responsive, deployable, agile, versatile, lethal, survivable, and sustainable.

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

Manufacturing Process and Raw Materials

At the Company's Mishawaka, Indiana facility, HUMMER/HUMVEE vehicles are manufactured on an automated truck-assembly production line. Major vehicle components and parts are procured from outside vendors and delivered to the Mishawaka facility. Engines are procured from the Company's wholly owned subsidiary, GEP in Franklin, Ohio. Stamped body parts are bonded, painted and treated for corrosion protection either at a body shop located within the Mishawaka facility or at outside vendors. HUMMER/HUMVEE chassis frames are assembled and joined with engine components on a chassis assembly line. The addition of all other body parts or trim (steering wheel, seats, windshields, grill, etc.) to the chassis and engine platform, as well as painting operations, are conducted on separate assembly lines within the facility. All HUMMER/HUMVEE vehicles undergo testing before delivery to the customer.

Approximately 72% of the Company's cost of manufacturing HUMMER/HUMVEE vehicles consist of components purchased from over 550 suppliers. Component prices are generally negotiated annually based on, among other things, the Company's expected manufacturing volume. The Company places orders periodically for certain component requirements throughout the year and is only obligated to purchase components for which it has placed orders. The Company believes that it has strong relationships with its suppliers and will continue to have a stable supply of its purchased materials and components to meet future production needs.

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

Seasonality and Payment

The Company's business is generally not seasonal. The Company builds military vehicles subject to fixed-price medium and long term contracts. Therefore, the Company assumes full risk of producing and delivering the specified number of vehicles for a fixed price, normally with a specific delivery schedule. Payments are usually due thirty days after delivery, except in the case of direct international sales, for which payment is received shortly after shipment pursuant to letters of credit opened by the customer in favor of the Company at the time of the placement of the order.

Export sales to customers represent a significant portion of the Company's total net sales. See notes 1(a) and 16 of the notes to Consolidated Financial Statements contained herein. Currency and economic problems in certain parts of the world may adversely impact future export volume. Since export sales are priced in US dollars, the Company does not expect any material adverse impact from foreign currency fluctuations.

Payments from HUMMER dealers are generally obtained within five days of delivery. Units wholesaled to dealers are subject to either a voluntary or mandatory repurchase agreement. Such an agreement either permits or requires the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' floorplan lenders. Effective January 24, 2001, AM General and GM signed an addendum to the mandatory repurchase agreement limiting AM General's outstanding liability to a maximum of $8.5 million at any given time. At October 31, 2001 the Company was subject to the maximum contingent liability under the agreement. This agreement expires on December 31, 2004 at which time the terms of the original repurchase agreement will continue in full force and effect.

Employees

As of October 31, 2001, the Company had 590 salaried employees, which included 79 H2 employees and 26 GEP employees. The Company also had 969 hourly employees, which included 115 H2 employees and 67 GEP employees. Of the 1,559 employees, 306 provide general administrative services including legal, finance, human resources, and other corporate functions. During October 2001, the Company signed a new labor contract for the Mishawaka HUMMER/HUMVEE and SPLO operations which expires in September of 2006. All of the Company's hourly employees at these operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The Company has a separate labor contract for the Company's GEP facility that expires in June of 2006. The hourly employees at the GEP facility are represented by the International Union of Electrical Workers ("IUE"). The Company believes that its relations with employees are satisfactory.

The Company has implemented a comprehensive assessment, hiring, and training plan for the H2 project that is currently underway. This plan will provide the Company a mechanism to recruit, screen, hire and train new hires to work on the H2 project. The Company anticipates salaried and hourly employment levels for the H2 project will reach 168 and 890, respectively, by the end of fiscal 2002. Production is scheduled to begin in the spring of 2002 at which point salaried and hourly employment levels would be approximately 145 and 499, respectively. The Company has a separate labor contract for the employees at the New Facility that expires in September of 2009. All of the Company's hourly employees at the New Facility will be represented by the UAW.

Item 2.  Properties

The Company operates three manufacturing facilities and six support locations which include its headquarters in South Bend, Indiana, as well as sales, service parts, warehouse, training, engineering, and other non-manufacturing operations.

The Company's principal manufacturing facility is the HUMMER/HUMVEE plant. The major tooling and materials handling equipment, assembly lines, robotics and computer controls involved in the manufacture of HUMMER/HUMVEE vehicles are located at this facility. The HUMMER/HUMVEE facility has a single shift capacity of between 50 and 70 units per day depending on the model configuration of orders currently being received by the Company. The HUMMER finishing facility, the New Facility, and a one-mile asphalt-paved test track are located adjacent to the HUMMER/HUMVEE plant. Construction of the New Facility began in August 2000 and is proceeding on schedule. These facilities, situated on approximately 96 acres in Mishawaka, Indiana, are each owned by the Company.

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

The Company leases its 6.5 liter diesel engine facility located in Franklin, Ohio. This facility is a built to suit property tailored to the engine business. The lease, commencing February 17, 2001, is for a term of 10 years and includes a purchase option allowing the Company to purchase the facility within the first six months of the fifth lease year.

The Company considers its facilities and equipment generally to be in good operating condition.

Item 3.  Legal Proceedings

DCAA Claim

Since early 2001, the Company has been participating in alternative dispute resolution ("ADR") activities with the government in a mutual attempt to resolve an issue involving the applicability of certain Government accounting regulations and the compliance with those regulations of an accounting allocation adopted by the Company in 1995. The Government contracting officer issued a decision on August 23, 2001, asserting that the Company's accounting allocation is not compliant with the regulations and that the Government has paid an additional $18 million under several HUMVEE production contracts with the Army. The decision demands repayment of this amount plus interest of $5.8 million.

The Company has appealed the Government's decision and intends to continue the ADR procedures. In the event the dispute is not resolved by ADR, the Company intends to contest the Government's claim vigorously. The Company believes it will eventually prevail and accordingly has not accrued any liability with respect to this claim. However there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.


The Beanstalk Group, Inc. v. AM General Corporation

On August 28, 2000, the Beanstalk Group (now a subsidiary of Ford Motor Company) filed a breach of contract case against AM General and General Motors in the U.S. District Court for the Northern District of Indiana. Beanstalk and AM General have a "Representation Agreement" that designates Beanstalk as the exclusive, non-employee, licensing agent for AM General's trademarks. The agreement provides Beanstalk with 35% of any revenue generated from trademark licensing agreements negotiated by Beanstalk on behalf of AM General. In its lawsuit, Beanstalk claims that AM General breached the Representation Agreement when AM General assigned the HUMMER trademark to General Motors; that AM General breached its duty of "good faith and fair dealing;" and that AM General has been "unjustly enriched." Beanstalk also claims that General Motors has breached the Agreement and interfered with the contractual relationship between Beanstalk and AM General. Beanstalk's Complaint sought compensatory damages of more than $30 million dollars. AM General and GM filed their motion to dismiss Beanstalk's Complaint on September 24, 2000. Beanstalk filed a Motion for Summary Judgment on its breach of contract claims against AM General. On March 30, 2001, the trial judge granted AM General and GM's Motion to dismiss, denied Beanstalk's Summary Judgment Motion, and entered a judgment dismissing all of Beanstalk's claims. On May 1, 2001, Beanstalk appealed the trial judge's decision to the U.S. Court of Appeals for the Seventh Circuit. The Seventh Circuit heard oral argument on January 7, 2002, and will likely issue an opinion on the appeal within the next few months. AM General anticipates that it will eventually prevail in this litigation. AM General does not believe that an adverse ruling from the Seventh Circuit will have a material adverse effect on the Company.


Trademark Dispute with DaimlerChrysler

On February 13, 2001, AM General and General Motors filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana in South Bend against DaimlerChrysler Corporation ("Daimler") after GM and Daimler exhausted efforts to informally resolve Daimler's claims that the grill design on the H2 prototype vehicle infringes on Daimler's Jeep trademark grill design. Daimler filed a counterclaim against AM General and General Motors claiming infringement and seeking a preliminary injunction preventing General Motors and AM General from producing the H2 with its current grill design. Daimler also claims that AM General breached a licensing agreement that required AM General to obtain Daimler's permission before transferring the HUMMER grill design trademark to GM. Daimler claims that the licensing agreement was part of the 1983 stock purchase agreement between American Motors Corporation and LTV, in which LTV acquired the "Old AM General" assets from American Motors. The parties are now engaged in discovery. The Court has scheduled a hearing on DaimlerChrysler's Motion for Preliminary Injunction for February 2002. If the case is not resolved as a result of the hearing it will go to trial in December 2002. A final decision by the District Court on this claim that is adverse to AM General or General Motors will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the quarter ended October 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the Company's common stock. As of January 29, 2002, the Company had one stockholder. The Company paid no dividends on its common stock in fiscal 2001 and 2000. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements. See note 8 of the Consolidated Financial Statements contained herein.

Item 6.  Selected Financial Data

The following table sets forth certain summary financial and other data of the Company for each of the years in the five-year period ended October 31, 2001. The financial data set forth below should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein and MD&A.



                                                                                Fiscal Year Ended
                                                                                   October 31,
                                                          ---------------------------------------------------------------
                                                             2001          2000         1999         1998         1997
                                                          ---------------------------------------------------------------
(dollars in millions)
Statement of Operations Data

Net Sales                                                    $549.8        448.2        348.2        392.8        468.2
Gross Profit (a)                                               89.3         64.6         37.4         48.5         43.2
Depreciation and Amortization                                  15.3         12.3         10.9         13.2         12.7
Selling, General and Administrative Expenses                   41.2         32.1         31.2         27.7         26.2
Plant Closing/Restructuring and special termination
     costs (benefits)                                             -         (0.5)        (2.7)         5.2          3.6
Operating Income (Loss) (b)                                    32.8         20.7         (2.0)         2.4          0.7
Interest Expense, Net                                          12.0         13.5         11.1         12.8         13.2
Income Tax Expense (Benefit)                                   11.2          4.2         (2.9)        (2.1)        (3.0)
Income (Loss) before Accounting Change                          9.6          3.0        (10.2)        (8.3)        (9.5)
Accounting Change, Net of Income Taxes (c)                        -         (0.7)           -            -            -
                                                             ----------------------------------------------------------
Net Income (Loss)                                               9.6          2.3        (10.2)        (8.3)        (9.5)

Balance Sheet Data

Working Capital Surplus (deficiency)  (d)                      (7.1)         64.0        61.4         56.1         55.9
Property Plant and Equipment, net                             236.6          73.9        43.9         41.7         44.9
Total Assets                                                  542.0         380.6       325.8        314.8        316.3
Debt:
   Revolving Credit Facility                                   27.9          28.9        24.9          7.9          9.0
   12-7/8% Senior Notes                                        47.5          67.9        67.9         74.3         74.2
   GM Loan                                                    165.8          11.5           -            -            -
   Other Debt                                                   6.6           7.1           -            -            -
Stockholder's Deficit                                         (33.3)        (41.2)      (44.1)       (34.1)       (25.5)



(a) Gross Profit represents net sales less cost of sales (excluding depreciation and amortization).
(b) Operating Income represents earnings before interest and provision (benefit) for income taxes.
(c) Cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organizational costs.
(d) Fiscal year 2001 working capital includes the 12-7/8% Senior Notes
    (the "Notes") due 2002 classified as a current liability as they mature
    May 1, 2002.

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


HUMMER/HUMVEE Segment

The Company began producing the latest generation of HUMVEEs, the A2 Series, under a letter contract in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually for the following five years. Through December 2000, a total of 16,131 vehicles have been ordered on the X001 Contract. The X001 contract expired on December 14, 2000. The Company completed delivery of vehicles ordered under this contract in April 2001. On November 6, 2000, the Company entered into a new follow-on A2 production contract known as the S001 contract. This is a sole source firm-fixed price contract calling for first year production of 2,861 HUMVEEs, subject to government funding. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. If all option years on the contract are exercised, approximately 31,000 vehicles valued at $2.4 billion will be delivered under this contract.

For fiscal 2002, the Company anticipates the US Government will continue to exercise their option to procure vehicles under the S001 contract and that the number of vehicles put on contract during fiscal 2002 will exceed the number of HUMVEEs that were produced and delivered to the DoD in fiscal 2001 (3,607 units).


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


GEP Engine Segment

On June 11, 1999, the Company acquired a license to build the 6.5 liter diesel engine and certain assets from GM Powertrain, a division of GM. The agreement provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its requirements for new 6.5 liter diesel long-block and short-block engines from the Company's GEP subsidiary for a period of 10 years.


H2 Segment

On December 21, 1999, the Company concluded a series of agreements with GM pursuant to which GM has designed, engineered, and will certify and sell the H2 which will be assembled for GM by the Company. Reference is hereby made to the agreements with GM filed as exhibits to the Company's form 10-K filed with the Securities and Exchange Commission on January 31, 2000. Construction of the New Facility began in August 2000 and is proceeding on schedule. The Company expects to begin assembling the H2 for GM in the spring of 2002 at the New Facility in Mishawaka, Indiana.

Results of Operations

Year Ended October 31, 2001 ("fiscal 2001") Compared with the Year Ended October 31, 2000 ("fiscal 2000")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                     (in millions, except unit information)


                                                 Fiscal Year Ended
                                                    October 31
                                                 -----------------                 %
                                                  2001     2000      Change     Change
                                                 -----------------   ------    --------
Net Sales
---------
  HUMMER/HUMVEEs                                $ 410.0   $ 359.7    $ 50.3       14.0%
  SPLO                                             87.0      71.6      15.4       21.5
  STS/Other                                        17.8      12.1       5.7       47.1
  GEP Engine                                       68.5       4.8      63.7    1,327.1
  Inter-Segment                                   (33.5)       --     (33.5)        --
                                                -------   -------    ------    -------
     Total Net Sales                            $ 549.8   $ 448.2    $101.6       22.7%


HUMMER/HUMVEE Unit Sales                          5,670     5,351       319        6.0%

HUMMER/HUMVEE Average Unit Selling Prices       $72,310   $67,221    $5,089        7.6%


Consolidated net sales were $549.8 million in fiscal 2001, an increase of $101.6 million, or 22.7% from $448.2 million in fiscal 2000. All segments experienced an increase in net sales.

HUMMER/HUMVEE segment net sales were $410.0 million in fiscal 2001, an increase of $50.3 million, or 14.0% from $359.7 million in fiscal 2000. The increase in net sales is primarily due to selling 721 more HUMVEE's due to higher US Military demand and higher average unit selling prices for the segment partially offset by selling 402 fewer HUMMERs. HUMMER/HUMVEE average unit selling prices for fiscal 2001 increased 7.6% over fiscal 2000 levels primarily due to selling a higher concentration of more expensive military models to both the US Government and international customers, which included the sale of 424 ambulance models in 2001. Also contributing to the higher average unit selling prices are higher HUMVEE prices pursuant to the new S001 contract and a general price increase on model year 2001 HUMMERs.

SPLO segment net sales were $87.0 million in fiscal 2001, an increase of $15.4 million, or 21.5% from $71.6 million in fiscal 2000. The increase in net sales is primarily attributable to increased US Government military orders in fiscal 2001. US Government orders increased in fiscal 2001 primarily due to significant stock buys at the close of a five year service parts contract and increased operating tempo of US military detachments assigned on peacekeeping missions, primarily Bosnia and Kosovo.

STS/Other segment net sales were $17.8 million in fiscal 2001, an increase of $5.7 million, or 47.1% from $12.1 million in fiscal 2000. The increase in net sales is primarily due to work performed on the US Government A4 contract, partially offset by lower HUMVEE engineering hours and reduced HUMMER trademark royalties.

GEP Engine segment net sales were $68.5 million, including $33.5 million to the HUMMER/HUMVEE segment in fiscal 2001. GEP began operations during the third quarter of 2000 and sold only 1,756 engines for the year compared to 7,860 engines for fiscal 2001.

The inter-segment sales of ($33.5) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during fiscal 2001.

Analysis of Consolidated Gross Profit
-------------------------------------

                     (in millions, except unit information)


                                        Fiscal Year Ended
                                           October 31,
                              ------------------------------------                  %
                                2001       %        2000       %       Change     Change
                              -------     ----     ------    -----     -------    -------
Gross Profit
------------
   HUMMER/HUMVEEs             $  69.6     17.0%    $ 54.7     15.2     $ 14.9       27.2%
   SPLO                          12.7     14.6        8.7     12.1        4.0       46.0
   STS/Other                      1.6      9.0        3.5     28.7       (1.9)     (54.3)
   GEP Engine                    17.3     25.3        (.7)   (13.7)      18.0          -
   H2                           (11.4)       -       (1.6)       -       (9.8)    (612.5)
   Inter-segment                 (0.5)    (1.5)         -        -       (0.5)         -
                              -------     ----     ------    -----      -----     ------
      Total Gross Profit      $  89.3     16.2%    $ 64.6     14.4%     $24.7       38.2%

Consolidated gross profit was $89.3 million in fiscal 2001, an increase of $24.7 million, or 38.2% from $64.6 million in fiscal 2000. The Company's consolidated gross profit percentage for fiscal 2001 was 16.2% compared to 14.4% in fiscal 2000. The increase in gross profit is primarily attributable to first full year gross profit for the GEP Engine segment and improved gross profit in the HUMMER/HUMVEE and SPLO segments, partially offset by start-up costs in connection with the H2 program and lower gross profit in the STS/Other segment.

HUMMER/HUMVEE segment gross profit was $69.6 million in fiscal 2001, an increase of $14.9 million, or 27.2% from $54.7 million in fiscal 2000. The segment gross profit percentage was 17.0% in fiscal 2001 compared to 15.2% in fiscal 2000. The increase in gross profit is primarily attributable to the sale of 721 more HUMVEE units, higher average unit selling prices, improved fixed cost absorption in connection with the increase in average unit production from 22.0 to 24.4 units per day during fiscal 2000 and 2001 respectively, and lower variable manufacturing and warranty costs. These increases in gross profit were partially offset by selling 402 fewer HUMMER units during fiscal 2001.

SPLO segment gross profit was $12.7 million in fiscal 2001, an increase of $4.0 million, or 46.0% from $8.7 million in fiscal 2000. The segment gross profit percentage for fiscal 2001 was 14.6% compared to 12.1% for fiscal 2000. The increase in gross profit is primarily due to increased sales of more profitable HUMVEE spare parts and improved fixed cost absorption in connection with higher sales volumes.

STS/Other segment gross profit was $1.6 million in fiscal 2001, a decrease of $1.9 million, or 54.3% from $3.5 million in fiscal 2000. The segment gross profit percentage for fiscal 2001 was 9.0% compared to 28.7% for fiscal 2000. Gross profit in fiscal 2000 was higher than normal due to an engineering contract in connection with the Family of Medium Tactical Vehicles program and other engineering contracts, all of which were completed during fiscal 2000. The decrease in gross profit was partially offset by gross profit from revenues earned during fiscal 2001 in connection with the A4 contract.

GEP Engine segment gross profit was $17.3 million in fiscal 2001, an increase of $18.0 million from a loss of ($0.7) million if fiscal 2000. The segment gross profit percentage for fiscal 2001 was 25.3% compared to a loss of 13.7% for fiscal 2000. The increase in gross profit is primarily due to the recognition of full year gross profit from sales in fiscal 2001 compared to primarily start-up costs during fiscal 2000.

The H2 segment incurred start-up costs of $11.4 million in fiscal 2001 in connection with the new H2 project, primarily for training of new employees, compared to $1.6 million incurred in fiscal 2000. The third quarter of 2000 represents the first quarter start-up costs were recognized on this project.

The inter-segment amount of ($0.5) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in inventory at the end of fiscal 2001.

Analysis and Management Discussion on non-segment information
-------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $15.3 million for fiscal 2001, an increase of $3.0 million or 24.4% over depreciation and amortization expense of $12.3 million for fiscal 2000. The increase is primarily attributable to higher tooling amortization in connection with the increase in unit production, and higher depreciation expense associated with the capital expenditures made during fiscal 2000 for the HUMMER/HUMVEE and GEP manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $41.2 million for fiscal 2001, an increase of $9.1 million or 28.4% from SG&A expense of $32.1 million for fiscal 2000. The increase is due to increased marketing expenses, higher wage and benefits expenses, GEP engineering expenses in connection with 2004 vehicle emission certification, and higher management fees. This increase was partially offset by lower professional services expenses during fiscal 2001.

Income before Interest and Income Taxes

The Company recorded income before interest and income taxes for fiscal 2001 of $32.8 million, an increase of $12.1 million from income before interest and income taxes of $20.7 million in fiscal 2000. The increase in income before interest and income taxes is primarily attributable to the higher gross profit described above, partially offset by higher S,G&A and depreciation and amortization expenses.

Interest Income and Expense

Interest expense for fiscal 2001 was $12.5 million, a decrease of $1.3 million or 9.4% from interest expense of $13.8 million in fiscal 2000. This decrease was primarily due to lower debt levels in connection with the Company's revolving credit facility during 2001 and higher interest expense in fiscal 2000 due to a payment made to the Holders of the Notes for their consent to the GM Transaction and a one time payment to TACOM in connection with a contract modification, partially offset by higher interest expense in connection with a state tax assessment (the "State Tax Assessment"). Average debt outstanding for fiscal 2001, exclusive of the non-interest bearing GM Loan, was $ 84.6 million and $96.6 million for fiscal 2001 and fiscal 2000, respectively. The weighted average interest rate was 11.8% and 11.9% in fiscal 2001 and fiscal 2000, respectively. The reduced borrowing under the Company's revolving credit facility was due to higher net income and lower working capital requirements, primarily due to reductions in inventory and accounts receivable. Interest income increased by $0.1 million during fiscal 2001. During fiscal 2001 the Company capitalized $2.6 million of interest due to a beneficial conversion feature in connection with the GM Loan.

Income Tax  (Expense) Benefit

Income tax expense was recorded at the statutory rate adjusted for permanent differences primarily resulting from the amortization of goodwill and the State Tax Assessment. Income tax expense for fiscal 2001 was $11.2 million, an increase of $7.0 million from income tax expense of $4.2 million for fiscal 2000.

Net Income

The Company reported net income for fiscal 2001 of $9.6 million, an increase of $7.3 million from net income of $2.3 million in fiscal 2000. As discussed above, the increase in net income is primarily due to higher gross profits and lower interest expense during fiscal 2001, partially offset by higher income tax, SG&A and depreciation and amortization expenses. Net income during fiscal 2000 was impacted by a $0.7 million, net of tax, one-time charge in connection with a change in accounting principle for start-up costs.

Year Ended October 31, 2000 ("fiscal 2000") Compared with the Year Ended October 31, 1999 ("fiscal 1999")

Analysis of Net Revenues and Unit Sales Information
---------------------------------------------------

                     (in millions, except unit information)


                                              Fiscal Year Ended
                                                 October 31
                                             ---------------------                   %
                                                2000         1999      Change     Change
                                             ---------------------    -------     ------
Net Sales
---------
   HUMMER/HUMVEEs                             $  359.7     $ 236.3    $ 123.4        52.2%
   Medium Trucks                                     -        45.6      (45.6)     (100.0)
   SPLO                                           71.6        51.4       20.2        39.3
   STS/Other                                      12.1        14.9       (2.8)       18.8
   GEP Engine                                      4.8           -        4.8           -
                                              ----------   ---------  -------     -------
      Total Net Sales                         $  448.2     $ 348.2    $ 100.0        28.7%


HUMMER/HUMVEE Unit Sales                         5,351       3,827      1,524        39.8

HUMMER/HUMVEE Average Unit Selling Prices     $ 67,221     $61,745    $ 5,476         8.9%


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

GEP Engine segment net sales were $4.8 million in fiscal year 2000 which is the first year sales are reported for the Franklin, Ohio manufacturing facility.

Analysis of Consolidated Gross Profit
-------------------------------------

                     (in millions, except unit information)


                                   Fiscal Year Ended
                                      October 31,
                            ----------------------------------               %
                             2000      %        1999       %    Change    Change
                            -----    -----     ------    -----  -------   -------
Gross Profit
------------
   HUMMER/HUMVEEs           $54.7     15.2%    $ 22.7      9.6   $ 32.0     141.0%
   Medium Trucks                -        -        7.8     17.1     (7.8)   (100.0)
   SPLO                       8.7     12.1        6.0     11.6      2.7      45.0
   STS/Other                  3.5     28.7        1.6     10.7      1.9     118.8
   GEP Engine                (0.7)   (13.7)      (0.7)       -        -         -
   H2                        (1.6)       -          -        -     (1.6)        -
                            -----    -----     ------     ----   ------    -------
      Total Gross Profit    $64.6     14.4%    $ 37.4     10.7   $ 27.2      72.7%


Consolidated gross profit increased $27.7 million, or 74.1% to $65.1 million in fiscal 2000 compared to fiscal 1999. The Company's consolidated gross profit margin for fiscal year 2000 was 14.4% compared to 10.7% in fiscal year 1999. The increase in gross profit is primarily attributable to increased gross profit in the HUMMER/HUMVEE, SPLO and STS/Other segments, partially offset by lower gross profit in the Medium Truck segment due to the completion of the ESP program, and start-up costs in connection with the H2 segment.

HUMMER/HUMVEE segment gross profit increased $32.0 million, or 141.0% to $54.7 million in fiscal 2000 compared to fiscal 1999. The segment's gross profit margin was 15.2% in fiscal 2000 compared to 9.6% in fiscal 1999. The increase in gross margin is primarily attributable to higher sales volumes in connection with increased military demand, a reduction in HUMMER/HUMVEE variable costs, higher absorption of fixed manufacturing costs in connection with the increased production line rate from 18 to 24 vehicles per day, and lower other post-employment benefit expenses, partially offset by increased warranty expense during fiscal 2000.

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

The GEP Engine segment incurred a loss of $(.7) million in fiscal years 2000 and 1999 primarily due to start-up costs in connection with the new Franklin Ohio manufacturing facility.

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

Cumulative Effect of Accounting Change

The Company incurred a charge of $0.7 million, net of tax, for the cumulative effect of adopting AICPA Statement of Position 98-5 related to start-up activities and organizational costs. See Note 5 to the Consolidated Financial Statements for additional information.

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

Liquidity and Capital Resources

The Company's liquidity requirements result from capital investments, the repayment of the senior notes ($47.5 million, due May 1, 2002), working capital, postretirement health care and pension funding, interest expense, and, to a lesser extent, principal payments on its indebtedness. The Company has met these requirements in each fiscal year since 1992 from cash provided by operating activities and borrowings under its revolving credit facility.

Cash provided by operating activities was $33.2 million for fiscal 2001. The primary sources of cash flow in fiscal 2001 resulted from decreases in inventory and accounts receivable, net income, an increase in pension obligations, and non-cash charges to operating income including depreciation, amortization and non-cash postretirement expenses. Cash flows provided by operations was partially offset by decreases in accounts payable, income taxes payable and accrued expenses, and an increase in deferred income taxes.

Accounts receivable levels at the end of fiscal 2001 were $4.0 million lower than levels at the end of fiscal 2000 primarily due to a reduction in unbilled receivables for the A2 HUMVEE and reduced receivables from dealers. The remaining unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. The Company expects these contract modifications to be completed during fiscal 2002. The decrease in accounts receivable was partially offset by increased receivables from GEP customers

Net inventory levels at the end of fiscal 2001 were $79.0 million or $20.8 million lower than net inventory levels of $99.8 million at end of fiscal 2000. The decrease in inventory is primarily attributed to lower raw materials, finished goods, SPLO inventory, and manufacturing work-in-process, partially offset by higher GEP inventory. Raw material levels decreased $8.1 million primarily due to the utilization of unique parts required to support the more expensive ambulance models manufactured during the year, a firmer production schedule, and the implementation of lean manufacturing principles. Finished Goods inventory decreased $5.0 million primarily due to lower commercial HUMMER units. SPLO inventory decreased $4.2 million primarily due to the shipment of excess inventory on hand at the end of fiscal year 2000. Manufacturing work-in-process decreased $4.1 million due to maintaining a firmer production schedule resulting in better availability of parts. The inventory reserve increased $1.5 million. These decreases in inventory were partially offset by a $2.1 million increase in GEP inventory due to increased production in fiscal 2001.

Accounts payable levels at the end of fiscal 2001 were $12.6 million lower than levels at the end of fiscal 2000. The decrease in accounts payable is primarily attributed to a higher level of uncleared checks reclassified to accounts payable at the end of fiscal 2000.

In fiscal 2001, the Company spent $172.4 million on capital expenditures primarily for the construction of the New Facility ($160.8 million), and for the acquisition of machinery and equipment and tooling in connection with vehicle production, information systems, and certain other machinery and equipment ($11.6 million). The Company anticipates incurring capital expenditures in fiscal 2002 of approximately $92.0 million; $72.0 million of which is in connection with the construction of the New Facility. Proceeds from the GM Loan will be used to fund these capital expenditures. Additionally, the Company anticipates it will spend approximately $20.0 million on vendor tooling, machinery and equipment, information systems, and other capital requirements. The Company anticipates that these capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

The Company has been actively engaged in expanding its engine assembly business, developing military prototype vehicles, competing for international military contracts, and seeking international co-production opportunities.

The Company signed a new loan and security agreement on January 24, 2001. This revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of October 31, 2001, the Company had borrowings of $27.9 million outstanding under the Company's revolving credit facility. As of January 23, 2002, the Company's loan balance under the revolving credit facility was $11.6 million and unused availability was $16.9 million.

Management anticipates that cash flow from operations as well as availability under its revolving credit facility, proceeds from the GM Loan, and other permitted sources will be sufficient to finance the Company's operating liquidity needs for fiscal 2002. Management is currently exploring the Company's options with respect to its long-term financing needs.


The Company's senior notes totaling $47.5 million mature and are payable on May 1, 2002. The Company is currently negotiating with several financial institutions to borrow sufficient funds to retire the senior notes. Management believes that this debt will be refinanced by the scheduled maturity date or sooner. Based on discussions with potential lenders, the Company's 2001 cash flows would support the level of debt included in this refinancing within the current parameters of other such loans for companies of similar size and credit worthiness. Based on its current level of business, management believes that the Company's cash flow is sufficient to amortize this level of debt without significant levels of new business. Additionally, the H2 agreement with GM provides the potential for significant additional cash flows. Although no assurances can be given, management believes it will be able to obtain an adequate credit facility on acceptable terms. Failure to obtain sufficient funds to retire the senior notes could have a material adverse effect on the Company.

The Revolving Credit Agreement and the Indenture governing the outstanding Notes contain numerous financial covenants and prohibitions that impose limitations on the Company's ability to incur indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.


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


Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statements No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statements
142. Statements 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and will adopt Statements 142 effective November 1, 2001. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a charge in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no longer than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of October 31, 2001, the Company has unamortized goodwill in the amount of $66,439 which is subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required to adopt the provisions of Statement No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and, if applicable, will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statements No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the fiscal year ended October 31, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Index To Financial Statements

                                                                                        Page
Independent Auditors' Report                                                              25

Consolidated Balance Sheets as of October 31, 2001 and 2000                               26

Consolidated Statements of Operations
     For the Years Ended October 31, 2001, 2000, and 1999                                 27

Consolidated Statement of Stockholder's Deficit and Comprehensive Income (Loss)
     For the Years Ended October 31, 2001, 2000, and 1999                                 28

Consolidated Statement of Cash Flows
     For the Years Ended October 31, 2001, 2000, and 1999                                 29

Notes to Consolidated Financial Statements                                                30


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AM General Corporation and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG, LLP

Indianapolis, Indiana

December 14, 2001


25                             (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2001 and 2000
(Dollar amounts in thousands, except share information)



                                       Assets                                               2001           2000
                                                                                        -------------  --------------
Current assets:
    Cash                                                                              $       3,608           6,444
    Accounts receivable, net                                                                 82,952          86,904
    Inventories                                                                              79,050          99,810
    Prepaid expenses and other assets                                                         1,331           1,237
    Income tax receivable                                                                       616               0
    Deferred income taxes                                                                     8,795           6,444
                                                                                        -------------  --------------
           Total current assets                                                             176,352         200,839

Income taxes receivable                                                                       4,713           4,752
Property, plant, and equipment, net                                                         236,623          73,993
Deferred income taxes                                                                        34,688          27,407
Goodwill, net                                                                                66,439          70,725
Intangible pension asset                                                                     22,035             105
Other assets                                                                                  1,111           2,807
                                                                                        -------------  --------------
                                                                                      $     541,961         380,628
                                                                                        =============  ==============

                        Liabilities and Stockholder's Deficit

Current liabilities:
    Accounts payable                                                                  $      47,508          60,105
    Accrued expenses                                                                         71,351          70,600
    Income taxes payable                                                                      3,721           5,539
    Current maturities of long-term debt                                                     60,946             610
                                                                                        -------------  --------------
           Total current liabilities                                                        183,526         136,854

Long-term debt                                                                              186,878         114,806
Postretirement benefits other than pensions, noncurrent portion                             165,817         164,641
Pension, noncurrent portion                                                                  33,436               -
Other liabilities, noncurrent portion                                                         5,591           5,557
                                                                                        -------------  --------------
           Total liabilities                                                                575,248         421,858
                                                                                        -------------  --------------

Stockholder's deficit:
    8% cumulative preferred stock, $1,000 par value. Authorized
      10,000 shares; issued and outstanding 5,000 shares                                      5,000           5,000
    Common stock, $.01 par value. Authorized 1,000 shares;
      Issued and outstanding 900 shares                                                          --              --
    Paid-in capital                                                                           8,552           1,542
    Accumulated deficit                                                                     (38,208)        (47,772)
    Accumulated other comprehensive loss - minimum pension liability                         (8,631)               -
                                                                                        -------------  --------------
           Total stockholder's deficit                                                      (33,287)        (41,230)

Commitments and contingencies (notes 6 and 14)
                                                                                        -------------  --------------

                                                                                      $     541,961         380,628
                                                                                        =============  ==============

See accompanying notes to consolidated financial statements.

26                               (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

For the years ended October 31, 2001, 2000 and 1999
(Dollar amounts in thousands)


                                                                          2001             2000              1999
                                                                     ---------------  ---------------   ---------------

Net sales                                                          $       549,809          448,200           348,187
                                                                     ---------------  ---------------   ---------------
Cost and expenses:
    Cost of sales                                                          460,474          383,644           310,774
    Depreciation and amortization                                           15,311           12,290            10,881
    Selling, general, and administrative expenses                           41,183           32,047            31,203
    Plant closing and restructuring                                             --            (492)           (2,664)
                                                                     ---------------  ---------------   ---------------

        Income (loss) before interest and income taxes                      32,841           20,711           (2,007)

Interest income                                                                446              257               389
Interest expense                                                          (12,484)         (13,771)          (11,508)
                                                                     ---------------  ---------------   ---------------

        Income (loss) before income taxes and cumulative
             effect of accounting change                                    20,803            7,197          (13,126)

Income tax expense (benefit)                                                11,239            4,207           (2,877)
                                                                     ---------------  ---------------   ---------------

        Income (loss) before cumulative effect of
             accounting change                                               9,564            2,990          (10,249)

Cumulative effect of accounting change, net of
      income tax benefit of $375                                                --            (695)                --
                                                                     ---------------  ---------------   ---------------

        Net income (loss)                                                    9,564            2,295          (10,249)

Minimum pension, net of income taxes                                        (8,631)              --               228
                                                                     ---------------  ---------------   ---------------

        Net comprehensive income (loss)                            $           933            2,295           (10,021)
                                                                     ===============  ===============   ===============

See accompanying notes to consolidated financial statements.

27                               (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder's Deficit and Comprehensive Income (Loss) For the years ended October 31, 2001, 2000 and 1999
(Dollar amounts in thousands)

                                          8%                                Accumulated                          Total
                                      cumulative                                Other                            stock-
                                      preferred      Common     Paid-in     Comprehensive      Accumulated       holder's
                                        stock        stock      capital        Income            deficit         deficit
                                    ------------- ----------- ---------- -------------------  ---------------   ----------
Balance at October 31, 1998       $        5,000          --      1,000                (228)          (39,818)     (34,046)

   Minimum pension                            --          --         --                 228                --          228

    Net loss                                  --          --         --                  --           (10,249)     (10,249)
                                      ------------- ----------- ---------- -------------------  -------------   ----------

Balance at October 31, 1999                5,000          --      1,000                  --           (50,067)     (44,067)

   Long-term debt conversion                  --          --        542                  --                --          542
     option

   Net income                                 --          --         --                  --             2,295        2,295
                                      ------------- ----------- ---------- -------------------  -------------   ----------
Balance at October 31, 2000                5,000          --      1,542                  --           (47,772)     (41,230)

   Long-term debt conversion                  --          --      7,010                  --                --        7,010
     option

   Minimum Pension                            --          --         --              (8,631)               --       (8,631)

    Net income                                --          --         --                  --             9,564        9,564
                                      ------------- ----------- ---------- -------------------  -------------   ----------
Balance at October 31, 2001       $        5,000          --      8,552              (8,631)          (38,208)     (33,287)
                                      ============= =========== ========== ===================  =============   ==========


See accompanying notes to consolidated financial statements.

28                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2001, 2000 and 1999
(Dollar amounts in thousands)

                                                                               2001           2000           1999
                                                                          -------------   ------------   ------------
Net cash provided by (used in) operating activities (note 20)           $      33,235         19,275         (4,369)
                                                                          -------------   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                            20             66              8
    Capital expenditures                                                     (172,623)       (37,024)        (7,760)
                                                                          -------------   ------------   ------------

        Net cash used in investing activities                                (172,603)       (36,958)        (7,752)

Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreement                   (872)         3,863         17,093
    Borrowing of long-term debt                                               158,772         19,490             --
    Repayments of long-term debt                                              (21,118)          (307)        (6,578)
    Financing fees                                                               (250)            --             --
                                                                          -------------   ------------   ------------

        Net cash provided by financing activities                             136,532         23,046         10,515

Net change in cash                                                             (2,836)         5,363         (1,606)
Cash and cash equivalents at beginning of year                                  6,444          1,081          2,687
                                                                          -------------   ------------   ------------

Cash and cash equivalents at end of year                                $       3,608          6,444          1,081
                                                                          =============   ============   ============

Supplemental disclosure of cash items:
    Interest paid                                                       $      11,774         10,856         12,145
    Income taxes paid                                                          18,032             97            495
                                                                          =============   ============   ============

See accompanying notes to consolidated financial statements.

29                                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000, and 1999
(Dollar amounts in thousands)

(1)      Summary of Significant Accounting Policies and Practices
        (a)   Description of Business

              The primary business of AM General Corporation (the Company) is to manufacture Hummer(R)/Humvee(R) vehicles at its plant in Indiana. Currently, the Company is manufacturing Humvee(R) vehicles for the Department of Defense (DoD) under a multiple year firm-fixed price contract with a base year plus six option years ending June 2007. The Company also sells Humvee(R) vehicles and parts to friendly foreign nations through the DoD or on a direct basis. AM General Sales Corporation, a wholly owned subsidiary of the Company, sells Hummer(R) vehicles to the general public through its network of domestic dealers and international distributors. The Company also refurbished two and one-half ton trucks, under the Extended Service Program (ESP), for the DoD through April 1999.

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

              The mix of sales for each of the years in the three year period ended October 31, 2001 is as indicated in the following analysis:

                                                                       2001          2000          1999
                                                                   ------------- ------------- -------------
                      Hummer(R)/Humvee(R)vehicles                        74 %          80 %            68 %
                      ESP                                                --            --              13
                      Service parts and other                            19            19              19
                      Engines                                             7             1              --

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

                                      30                       (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)



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

              With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan for the engineering and construction of a new production facility, the purchase of certain machinery and equipment, and certain other costs required for the Company to become prepared to assemble the H2. In accordance with the terms of the GM Transaction, the Company is prohibited from using the new facility for any purpose other than assembly of the H2. To repay the loan, the Company will pay to GM a pre-agreed portion of the fees received for assembling each H2. The loan is secured by the building and machinery and equipment purchased with the loan proceeds. Except as provided above, the Company is not required to repay the outstanding balance of the loan, but it may elect to do so at any time.

              Upon completion of assembly of 10,000 H2 units and on an annual basis thereafter, GM will have the option to convert all or any part of the unpaid balances, if any, on the GM loan into an equity interest in the Company of not more than 40% of the voting stock of the Company for an amount determined at the time of exercise of options pursuant to previously established procedures. The exercise price of the conversion option will be less than the fair value of the Company's common stock. The value of this beneficial conversion feature has been recorded as a $7,552 discount on the loan and a corresponding increase in additional paid-in capital. The discount is being amortized, utilizing the effective interest method, through the earliest date at which GM obtains the right to convert the loan.

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

                                     31                       (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)

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

              Useful lives for property, plant, and equipment are as follows:

                       Buildings                   40 years
                       Machinery, equipment,
                            and fixtures           10 to 12 years
                       Vehicles                    5 years
                       Dealer signage              10 years
                       Tooling                     Units expected to be produced

        (g)   Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets of the Hummer(R)/Humvee(R) and related businesses acquired on April 30, 1992, is amortized on a straight-line basis over 25 years. Accumulated amortization was $40,721 and $36,435 at October 31, 2001 and 2000, respectively. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. The assessments of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. See note 19.

        (h)   Other Assets

              The costs of the noncompete covenant and deferred loan costs (included in other assets, see note 5) are amortized on a straight-line basis over their estimated useful lives. The amortization of deferred loan costs is included in interest expense.

        (i)   Accounts Payable

              The Company utilizes a cash management system which incorporates a zero balance disbursement account funded as checks are presented for payment. Accounts payable includes checks issued in excess of book balance of $4,519 and $16,033 at October 31, 2001 and 2000, respectively.

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

                                      32                        (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)


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

        (k)   Research and Development

              Research and development costs are expensed as incurred. Research and development costs amounted to $7,143, $5,137 and $4,129 for the years ended October 31, 2001, 2000 and 1999, respectively.

        (l)   Income Taxes

              Federal income taxes are provided on a separate company basis and remitted to the Parent in accordance with the tax sharing agreement between the Company and its Parent. Under the tax sharing agreement with the Parent, the Company will not benefit from any net operating loss carryforwards unless the net operating loss carryforward is generated by temporary differences for Federal income tax purposes. The Company files its own consolidated Federal and state income tax returns.

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

                                   33                          (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)


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

        (n)   Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

                                      34                       (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)


(2)Accounts Receivable

       Components of accounts receivable are as follows:

                                                                                        October 31
                                                                               ---------------------------
                                                                                    2001         2000
                                                                               ------------ --------------
                Receivables from the U.S. Government under
                   long-term contracts:
                     Amounts billed or billable                              $     35,479       38,677
                     Recoverable costs accrued-not billed                           2,039        2,411
                     Unrecovered costs subject to future negotiation                9,621      16,733
                Commercial customers-amounts billed:
                   Foreign                                                         21,065       16,893
                   Dealers                                                            740        2,462
                   Service parts                                                       --          363
                   Engines                                                         10,610        4,715
                Other receivables                                                   3,848        5,175
                                                                               ------------ --------------
                                                                                   83,402       87,429
                Less allowance for doubtful accounts                                 (450)        (525)
                                                                               ------------ --------------
                                                                             $     82,952       86,904
                                                                               ============ ==============


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

(3)Inventories

       Inventories consist of the following:

                                                                                       October 31
                                                                               ----------- ------------
                                                                                   2001         2000
                                                                               ----------- ------------
                Finished goods                                                $   22,346       27,105
                Service parts                                                     19,511       23,407
                Raw materials, supplies, and work in progress                     37,193       49,298
                                                                               ----------- ------------
                                                                                  79,050       99,810
                                                                               =========== ============

                                       35                            (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)


(4)Property, Plant, and Equipment

       Property, plant, and equipment consist of the following:

                                                                       October 31
                                                               ---------------------------
                                                                   2001          2000
                                                               ------------- -------------
Land                                                         $      2,000          2,000
Buildings                                                          10,798          8,145
Machinery, equipment, and fixtures                                 43,455         35,285
Leasehold improvements                                             10,053          9,420
Vehicles                                                            6,904          6,091
Construction in progress                                          177,311         21,356
Dealer signage                                                        469            457
Tooling                                                            65,027         60,997
                                                               ------------- -------------
                                                                  316,017        143,751
Less accumulated depreciation and amortization                    (79,394)       (69,758)
                                                               ------------- -------------
                                                             $    236,623         73,993
                                                               ============= =============


              Included in construction in progress is $176,648 related to the construction of the H2 facility (see note 1(b)). During 2001, the Company capitalized $2,568 in interest in connection with the construction of the H2 assembly facility.

(5)Other Assets

       Other assets consist of the following:

                                                                       October 31
                                                               ---------------------------
                                                                   2001          2000
                                                               ---------------------------
Noncompete covenant, net                                     $         515       1,544
Deferred loan costs, net                                               451       1,096
Other                                                                  145         167
                                                               ---------------------------
                                                             $       1,111       2,807
                                                               ===========================


              The noncompete covenant resulted from the acquisition of the Hummer(R)/Humvee(R) business on April 30, 1992, and is being amortized over ten years. Accumulated amortization was $9,777 and $8,748 at October 31, 2001 and 2000, respectively. Deferred loan costs were incurred primarily in connection with the senior notes due 2002 and are being amortized over seven years. During 2001, the Company incurred an additional $250 in loan costs associated with its revolving credit agreement. These costs are being amortized over the term of the agreement. Accumulated amortization was $5,640 and $4,745 at October 31, 2001 and 2000, respectively. Deferred loan costs include a $2,000 fee paid to the Parent for services and assistance provided in connection with the amendment of the revolving line-of-credit and the issuance of senior notes due 2002.

                                     36                          (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)

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

(6)Leases

              The Company has several noncancelable operating leases for portions of the Company's plant and office facilities and machinery and equipment. Leased plant and office facilities generally contain renewal options. Rental expense for operating leases (except those with lease terms of a month or less that were not renewed) for the years ended October 31, 2001, 2000 and 1999 aggregated approximately $4,405, $4,584, and $5,365, respectively.

       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2001 are:

                 Year ending October 31            Amount
               --------------------------      --------------
               2002                          $       3,720
               2003                                  3,405
               2004                                  2,687
               2005                                  2,617
               2006                                  2,632
               Thereafter                            3,065
                                               --------------
                                             $      18,126
                                               ==============

(7)Accrued Expenses

       Components of accrued expenses are as follows:


                                                                    October 31
                                                        ------------------------------------
                                                              2001              2000
                                                        ------------------------------------
Contract modifications payable                          $      8,548            15,243
Current portion of other post employment benefits              9,000             6,800
Interest on senior notes                                       3,057             4,377
Warranty                                                       8,709             6,532
Pension liability                                              3,472             3,509
Wages, bonuses, vacations and payroll taxes                   11,671             8,838
Taxes other than on income                                     3,645             4,960
Sales incentives                                               3,777             5,266
Insurance                                                      3,202             2,919
Customer deposits                                              4,550             5,899
Other                                                         11,720             6,257
                                                          -------------------------------------
                                                              71,351            70,600
                                                          =====================================

                                  37                            (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)


(8)Long-term Debt

       Long-term debt consists of:

                                                                                                October 31
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        ------------- -------------
            Revolving line-of-credit, interest at prime plus 3/4%, 6.75% and
               10.25% at October 31, 2001 and 2000, respectively                      $    27,938        28,810

            12-7/8% senior notes due 2002, originally discounted $402 to yield
               13%, interest payable semi-annually on May 1 and November 1                 47,462        67,910

            Non-interest bearing loan from General Motors Corporation, net
               of discount of $4,920 (see note 1(b))                                      165,799        11,460

            Real estate mortgage, payable monthly at $64 plus interest at
               9.25% until June 5, 2005 when all unpaid interest and principal
               will be due                                                                  4,544         4,869

            Term loan for aircraft, payable monthly at $41 plus interest at
               9.25% until February 29, 2005 when all unpaid interest and
               principal will be due                                                        2,081         2,367
                                                                                        ------------- -------------
                                                                                          247,824       115,416
            Less current maturities of long-term debt                                      60,946           610
                                                                                        ------------- -------------
                                                                                      $   186,878       114,806
                                                                                        ============= =============


              The revolving credit agreement (the Agreement) permits the Company to borrow amounts based on percentages of qualifying accounts receivable and inventories up to a maximum of $60,000. The amount that was available at October 31, 2001 and 2000 was approximately $15,126 and $10,700, respectively. The Agreement is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets. Interest is due monthly; there is a monthly commitment fee of one-half of 1% on the unused credit commitment and a prepayment penalty for early termination. The revolving credit agreement expires October 30, 2004.

              The senior notes are unsecured and are redeemable at the Company's option at the face amount. The Company was obligated to offer to repurchase senior notes at a price of 101% of the face amount if there was a change in control or if at the end of each twelve month period ended April 30, the Company had excess cash flow, as defined. During fiscal 2001 and 1999, senior notes with a face amount of $20,507 and $6,513, respectively, were repurchased as a result of an offer required because of excess cash flow, as defined, for the twelve-month periods ended April 30, 2001 and 1999. In fiscal 2000, the Company was not required to repurchase any bonds.

              The various debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making payments such as dividends, stock repurchases, or debt prepayments and payments of any kind to affiliates. The revolving credit agreement also contains various financial covenants such as working capital and net worth.

                                  38                             (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)

              Under the most restrictive covenant in any agreement, no amount was available for payment of dividends at October 31, 2001 and 2000.

              The Company's outstanding letters of credit totaled $9,486 and $5,812 at October 31, 2001 and 2000, respectively. Of this amount, $8,336 and $4,962 at October 31, 2001 and 2000, respectively, were securing advance deposits received from customers for foreign sales and other cash collateralized letters of credit. The cash received has been pledged as security for the letters of credit.

       Following is a summary of scheduled future maturities of the long-term debt at October 31, 2000:

                   2002                                         $      60,946
                   2003                                                34,635
                   2004                                                65,631
                   2005                                                37,625
                   2006                                                33,212
                   Thereafter                                          15,775
                                                                  --------------
                                                                $     247,824
                                                                  ==============


(9)Maturity of Senior Notes

              The Company's senior notes totaling $47,462 mature and are payable on May 1, 2002. The Company is currently negotiating with several financial institutions to borrow sufficient funds to retire the senior notes. Although no assurances can be given, management believes it will be able to obtain an adequate credit facility on acceptable terms. Failure to obtain sufficient funds to retire the senior notes could have a material adverse effect on the Company.

(10)    Preferred Stock

              The preferred stock of the Company, all of which is held by the Parent, is entitled to receive cumulative preferential cash dividends at an annual rate of 8%. Undeclared preferred stock dividends in arrears at October 31, 2001 and 2000 were $2,600 and $2,200, respectively. The shares have no voting rights on any matter, except as specifically required by law.

              The preferred shares are redeemable by the Company at its option, subject to compliance with debt covenants, at the par value thereof plus any accrued and unpaid dividends. Preferred shares have preference in liquidation or dissolution of the Company over common shares to the extent of the par value of the preferred shares plus any accrued and unpaid dividends thereon.

                                    39                          (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)



(11) Income Tax

     Total income taxes were recorded as follows:


                                                             October 31
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
          Income from continuing operations        $ 11,239     4,207    (2,877)
          Cumulative effect of accounting change         --      (375)       --
          Stockholder's deficit, for minimum
           pension liability                         (5,273)       --       140
                                                   --------  --------  --------
                                                   $  5,966     3,832    (2,737)
                                                   ========  ========  ========


     Income tax expense (benefit) consists of:

                                                             October 31
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
          Current:
             Federal                               $ 11,461     4,208    (3,168)
             State                                    4,137       877       169
          Deferred:
             Federal                                 (3,890)   (1,107)       15
             State                                     (469)     (146)      107
                                                   --------  --------  --------
                                                   $ 11,239     3,832    (2,877)
                                                   ========  ========  ========


     Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:

                                                             October 31
                                                    ---------------------------
                                                      2001     2000      1999
                                                    -------  --------  --------
          Computed "expected" tax expense (benefit) $ 7,281     2,519    (4,594)
          Cumulative effect of accounting change         --      (375)       --
          Increase (reduction) in income taxes
           resulting from:
            Amortization of goodwill                  1,500     1,500     1,500
            State income taxes, net of Federal
             income tax benefit                       2,384       475       179
            Foreign sales corporation effect             --      (340)       --
            Other, net                                   74        53        38
                                                    -------  --------  --------
                                                    $11,239     3,832    (2,877)
                                                    =======  ========  ========

                                       40                    (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2001 and 2000 are presented below:

                                                                  October 31
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
          Deferred tax assets:
           Allowance for doubtful accounts receivable         $    171       199
           Inventory obsolescence reserve                        2,188     1,578
           Compensated absences, principally due to accrual
            for financial reporting purposes                     1,310     1,205
           Accrued warranty                                      4,137     3,321
           Pension liability                                     5,641       793
           Postretirement benefits other than pensions          66,299    65,019
           Other accruals                                        6,250     5,186
           Other                                                    94       133
                                                              --------  --------
              Total gross deferred tax assets                   86,090    77,434
          Less valuation allowance                              38,348    38,348
                                                              --------  --------
              Net deferred tax assets                           47,742    39,086
                                                              --------  --------
          Deferred tax liabilities:
           Plant and equipment, principally due to
            differences in depreciation                          3,900     4,938
           Reduced costs inventoried for tax purposes
            pursuant to the Tax Reform Act of 1986                 359       297
                                                              --------  --------
              Total gross deferred liabilities                   4,259     5,235
                                                              --------  --------
              Net deferred asset                                43,483    33,851
          Less current portion                                   8,795     6,444
                                                              --------  --------
              Noncurrent portion                              $ 34,688    27,407
                                                              ========  ========


     There was no change in the valuation allowance for the years ended October 31, 2001, 2000 and 1999. Subsequently realized tax benefits relating to the valuation allowance for deferred tax assets will be allocated to goodwill. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at October 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

                                       41                 (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)



        At October 31, 2001 and 2000, the Company has a long-term receivable of $4,713 due from the Parent for Federal income tax payments made to the Parent in excess of the Company's tax liability.

(12)    Pension Benefits

       The Company has defined benefit pension plans (Defined Benefit Plans) covering substantially all of its employees. The following table sets forth the Defined Benefit Plans' funded status and amounts recognized in the Company's consolidated balance sheet at October 31, 2001 and 2000:

                                                                 2001         2000
                                                              ----------   ---------
          Change in benefit obligation

          Benefit obligation at beginning of year             $  143,200     127,894
          Service cost                                             3,043       2,949
          Interest cost                                           11,596      10,534
          Actuarial (gain) loss                                   18,748      (2,586)
          Amendments                                               7,138      13,352
          Benefits paid                                           (9,483)     (8,943)
                                                              ----------   ---------
          Benefit obligations at end of year                  $  174,242     143,200
                                                              ==========   =========
          Change in plan assets

          Fair value of plan assets at beginning of year      $  160,065     159,356
          Actual return on plan assets                           (21,544)      3,589
          Employer contribution                                    5,872       6,063
          Benefits paid                                           (9,483)     (8,943)
                                                              ----------   ---------
          Fair value of plan assets at end of year               134,910     160,065
                                                              ----------   ---------
          Funded status                                          (39,332)     16,865
          Unrecognized prior service cost                         22,078      17,322
          Unrecognized net actuarial loss (gain)                  16,285     (37,591)
                                                              ----------   ---------
          Net amount recognized                               $     (969)     (3,404)
                                                              ==========   =========
          Amounts recognized in the statement of financial
           position consist of:
               Intangible asset                               $   22,035         105
               Accrued benefit liability                         (36,908)     (3,509)
               Accumulated other comprehensive income             13,904          --
                                                              ----------   ---------
          Net amount recognized                               $     (969)     (3,404)
                                                              ==========   =========

                                       42                            (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)


                                                                                     2001           2000
                                                                                 -------------  -------------
                  Weighted-average assumptions as of October 31
                  Discount rate                                                           7.25%          8.00%
                  Expected return on plan assets                                          8.50%          8.50%
                  Rate of compensation increase                                           5.00%          5.00%

                  Components of net periodic benefit cost
                  Service cost                                                   $       3,043          2,949
                  Interest cost                                                         11,596         10,534
                  Expected return on plan assets                                       (12,680)       (12,308)
                  Recognized actuarial gain                                               (905)        (1,801)
                  Amortization of prior service cost                                     2,383          2,134
                                                                                 -------------  -------------
                  Net periodic benefit cost                                      $       3,437          1,508
                                                                                 =============  =============


              Substantially all employees can participate in one of two defined contribution plans sponsored by the Company. Hourly employees may deposit the value of certain benefits and awards into their plan which the Company then matches. Salaried employees may make contributions which the Company matches at a rate of 50% to a maximum 3% of the employee's base compensation. Company contributions charged to expense were approximately $365, $322 and $310 for the years ended October 31, 2001, 2000 and 1999, respectively.

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

                                       43                            (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)



     The following table presents the related amounts recognized in the Company's consolidated balance sheets at October 31, 2001 and 2000:


                                                                  2001        2000
                                                               ----------  ----------
                Change in benefit obligation
                Benefit obligation at beginning of year        $  139,450     143,116
                Service cost                                        2,094       1,896
                Interest cost                                      10,972      10,451
                Actuarial (gain) loss                              46,661      (9,220)
                Benefits paid                                      (8,413)     (6,793)
                                                               ----------  ----------
                Benefit obligations at end of year                190,764     139,450
                Unrecognized prior service cost                      (468)       (516)
                Unrecognized net gain (loss)                      (15,479)     32,507
                                                               ----------  ----------
                           Accrued benefit cost                $  174,817     171,441
                                                               ==========  ==========
                Components of net periodic benefit cost

                Service cost                                   $    2,094       1,896
                Interest cost                                      10,971      10,451
                Prior service cost recognized                          49          49
                Amortization of unrecognized net gain              (1,325)     (1,266)
                                                               ----------  ----------
                           Net periodic benefit cost           $   11,789      11,130
                                                               ==========  ==========


          For measurement purposes, a 9% annual rate of increase in the per capita cost of hospital and other general medical benefits and a 13% annual rate of increase in prescription drug costs was assumed for fiscal 2001. These rates were assumed to decrease gradually to 5% over eight and twelve years, respectively. Dental and vision expenses and Medicare Part B premiums are expected to increase by 5% annually. A 6.5% annual rate of increase in the per capita cost of covered benefits was assumed for fiscal 2000; the rate was assumed to decrease gradually to 5.0% by the year 2003 and remain at that level thereafter.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.0% at October 31, 2001 and 2000.

          The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 2001 by $27,259 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase for the year ended October 31, 2001 by $1,883. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by $22,260 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease for the year ended October 31, 2001 by $1,532.

                                       44                       (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)



(14) Commitments and Contingencies

          A portion of the Company's contracts and subcontracts contain terms which provide for price adjustments. Such adjustments, if any, are not expected to have a significant effect on the accompanying consolidated financial statements.

          On July 16, 1996, the Company was cited by the Defense Contract Audit Agency (DCAA) for noncompliance with Cost Accounting Standards as they relate to the allocation of overhead expenses. Since early 2001, the Company has been participating in alternative dispute resolution ("ADR") activities with the government in a mutual attempt to resolve this issue. The Government contracting officer issued a decision on August 23, 2001, asserting that the Company's accounting allocation is not compliant with the regulations and that the Government has paid an additional $18 million under several HUMVEE production contracts with the Army. The decision demands repayment of this amount plus interest of $5.8 million.

          The Company has appealed the Government's decision and intends to continue the ADR procedures. In the event the dispute is not resolved by ADR, the Company intends to contest the Government's claim vigorously. The Company believes it will eventually prevail and accordingly has not accrued any liability with respect to this claim. However there can be no assurances as to the final resolution. An adverse decision on this claim could have a material adverse effect on the Company.

          The Company, in the ordinary course of business, is the subject of or party to various pending or threatened litigation. While it is not possible to predict with certainty the outcome of these matters, management of the Company believes that any liabilities resulting from such litigation would not materially affect the financial position of the Company.

          Payment from Hummer(R) dealers are generally obtained within five days of delivery by drafts issued against the dealers' wholesale floorplan accounts. Units wholesaled by the Company under these accounts are subject to either a voluntary or mandatory repurchase agreement between the Company and four wholesale floorplan creditors. Such agreements either permit or require the Company to repurchase, at not more than dealer cost, new, unsold units in the dealers' inventories in the event of repossession by the dealers' wholesale floorplan lenders. At October 31, 2001 and 2000, the Company's contingent liabilities with respect to the mandatory repurchase agreement totaled $8,500 and $21,707, respectively. The Company has not repurchased any vehicles under these arrangements.

          In the ordinary course of business, the Company has entered into contractual commitments related to purchases of materials, capital expenditures, and leases.

(15) Related-party Transactions

          During the year ended October 31, 2001, the Company incurred annual management fees to the Parent of $2,323; $1,223 of which is included in accrued expenses at October 31, 2001. During the years ended October 31, 2000 and 1999, the Company incurred annual management fees to the Parent of $1,200; $100 of which is included in accrued expenses at October 31, 2000. Under the current management consultant agreement between the Company and the Parent, the monthly fee to the Parent is $100 with the potential for additional amounts dependent on the Company achieving certain levels of earnings.

                                       45               (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)

(16) Business and Credit Concentrations

          The Company's largest customer is the DoD, which accounted for 56%, 59% and 70% of the Company's sales for the years ended October 31, 2001, 2000 and 1999, respectively. At October 31, 2001, 2000 and 1999, accounts receivable with the DoD were $45,567, $55,614 and $59,752, respectively.

          Export sales to foreign customers, including sales to friendly foreign nations, were $91,257, $125,619 and $31,014 for the years ended October 31, 2001, 2000 and 1999, respectively. Included in these amounts are export sales to Israel in the amount of $37,341 and $72,300 for the years ended October 31, 2001 and 2000, respectively.

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


          The Company is dependent upon certain vendors for the manufacture of significant components of its Hummer(R)/Humvee(R) vehicles. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. However, the Company has not experienced any significant problems relative to timeliness, quality or availability of sole-sourced products. The Company's hourly employees at the Mishawaka Hummer(R)/Humvee(R) and SPLO operations are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") with a collective bargaining agreement expiring in September, 2006. A new labor agreement (also with UAW) has been negotiated in connection with the GM Transaction (see note 1(b)). The new agreement was ratified in August 1999 and will expire in September 2009. The hourly employees for the engine production facility are represented by the International Union of Electrical Workers ("IUE"). This agreement was effective in June 2000 and will expire in June 2006.

(17) Plant Closing and Restructuring

          The Company completed production under its ESP contract in April 1999 at which time production at the facility ceased and plant closure operations commenced. The Company recognized restructuring gains of approximately $492 and $2,664 in 2000 and 1999, respectively, due to reversal of accrued severance benefits and other plant closing costs due to lower than anticipated layoffs and other savings.

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

                                       46                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)


          The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. The fair value of long-term debt at October 31, 2001 and 2000 was $220,194 and $114,039, respectively.

(19) Impact of Recently Issued Accounting Standards

          In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company is required to adopt the provisions of Statement 141 immediately and will adopt Statement 142 effective November 1, 2001. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

          Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                                       47               (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)

          In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it's assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

          As of October 31, 2001, the Company has unamortized goodwill in the amount of $66,439 which is subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


          In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

          Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

          The Company is required to adopt the provisions of Statement No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and, if applicable, will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

          In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
          121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

                                       48               (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2001 and 2000
(Dollar amounts in thousands)



          The Company is required to adopt Statement 144 no later than the fiscal year ended October 31, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(20) Segment Reporting

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management of the Company does not prepare or review balance sheet information on a segment basis. The Company measures segment profit as gross profit (sales less cost of sales). A reconciliation of net sales and gross profit are as follows (in millions):

                                                          2001
               ----------------------------------------------------------------------------------------------
                 HUMMER/     Medium                   STS/                                Inter-
                 HUMVEE      Trucks       SPLO       Other       Engines       H2        Segment      Total
               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net sales      $   410.0          --        87.0        17.8        68.5          --       (33.5)      549.8
Gross profit        69.6          --        12.7         1.6        17.3       (11.4)       (0.5)       89.3

                                                          2000
               ----------------------------------------------------------------------------------------------
                 HUMMER/     Medium                   STS/                                Inter-
                 HUMVEE      Trucks       SPLO       Other       Engines       H2        Segment      Total
               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net sales      $   359.7          --        71.6        12.1         4.8          --          --       448.2
Gross profit        54.7          --         8.7         3.5        (0.7)       (1.6)         --        64.6

                                                          1999
               ----------------------------------------------------------------------------------------------
                 HUMMER/     Medium                   STS/                                Inter-
                 HUMVEE      Trucks       SPLO       Other       Engines       H2        Segment      Total
               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net sales      $   236.3        45.6        51.4        14.9          --          --          --       348.2
Gross profit        22.7         7.8         6.0         1.6        (0.7)         --          --        37.4


                                       49                (Continued)

AM GENERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 31, 2001 and 2000
(Dollar amounts in thousands)


(21) Cash Flows From Operations

     The reconciliation of net loss to net cash provided by (used in) operating activities for the years ended October 31, 2001, 2000 and 1999 follows:

                                                                          October 31
                                                              ---------------------------------
                                                                 2001        2000        1999
                                                              ---------   ---------   ---------
          Cash flows from operating activities:
           Net income (loss)                                  $   9,564       2,295     (10,249)
            Adjustments to reconcile net loss to net
             cash provided by operating activities:
              Plant closing and restructuring                        --        (492)     (2,664)
              Less plant closing and restructuring payments          --        (344)     (1,895)
              Depreciation and amortization of
               plant and equipment                                9,980       6,959       5,551
              Other amortization                                  6,226       6,062       6,252
              Provision for doubtful accounts                       276         175          --
              Deferred income taxes                              (9,632)     (1,253)        261
              Accretion of debt discount                          2,636         108          56
              Noncash other postretirement cost                   3,376       4,338       6,741
              Loss (gain) on sale of equipment                       (7)        (19)         23
              Change in assets and liabilities:
               Accounts receivable                                3,676      (9,998)     (2,869)
               Inventories                                       20,760     (15,338)    (12,971)
               Prepaid expenses                                     (94)       (253)        185
               Other assets                                          45       5,359       1,752
               Accounts payable                                 (12,597)     22,680       4,931
               Accrued expenses                                  (1,413)       (523)      7,081
               Income taxes                                      (2,434)      5,073      (3,095)
               Pension                                            2,839      (4,555)         --
               Other liabilities                                     34        (999)     (3,459)
                                                              ---------   ---------   ---------
                Net cash provided by (used in)
                 operating activities                         $  33,235      19,275      (4,369)
                                                              =========   =========   =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table lists the director and executive officers of the Company as of January 29, 2002:


Name                   Age   Position
-------------------    ---   ---------------------------------------------------------------
Ira Leon Rennert        67    Chairman and sole Director of the Company
James A. Armour         58    President and Chief Executive Officer
Edmond L. Peters        57    Senior Vice President, Procurement and Business Development
Paul J. Cafiero         48    Senior Vice President and Chief Financial Officer
Ricky R. Smith          43    Vice President, Manufacturing Engineering and Special Projects
Robert J. Gula          55    Senior Vice President, Engineering and Product Development
Kevin D. O'Rear         38    Vice President and General Counsel
Walter R. Botich        52    Vice President, Quality Assurance
Gary A. Tull            61    Vice President, Washington Operations
Gary L. Wuslich         56    Vice President, Human Resources
Francis R. Scharpf      63    Vice President, Medium Truck Programs and Business Development

Ira Leon Rennert has been the Chairman and sole Director of the Company since 1991. The Company acquired the HUMMER/HUMVEE business in 1992 (the "Acquisition"). Mr. Rennert has been Chairman, Chief Executive Officer ("CEO") and principal shareholder of Renco (including predecessors) since its first acquisition in 1975. Renco holds controlling interests in a number of manufacturing and mining concerns operating in businesses not competing with the Company including WCI Steel, Inc. and Doe Run Resources, Inc. Mr. Rennert is Chairman of the Board of Renco Metals, Inc., and its principal subsidiary, Magnesium Corporation of America, which filed for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on August 2, 2001. Mr. Rennert is also Chairman of the Board and, through a corporation, sole stockholder of Lodestar Holdings, Inc., and it's principal subsidiary, Lodestar Energy, Inc., which consented to the entry of orders for relief under Chapter 11 by the United States Bankruptcy Court for the Eastern District of Kentucky on April 27, 2001.

James A. Armour has been President and Chief Executive Officer of the Company since April 30, 1992 when the Company acquired the HUMMER/HUMVEE business. Prior thereto, Mr. Armour was President of the former AM General Corporation since November 1988 and held various other positions prior thereto, including Vice President and HUMVEE Program Manager, Vice President, Materials and Quality Assurance and Corporate Director, Quality Assurance. Mr. Armour has been with the Company and its predecessor companies for the past 29 years, including positions with American Motors Corporation. Prior thereto, Mr. Armour held various positions with Ford Motor Company.

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

Paul J. Cafiero has been Senior Vice President and Chief Financial Officer since March 5, 2001. Mr. Cafiero previously held the position of Vice President and Chief Financial Officer since May 1, 1997 and Corporate Controller since April 30, 1992. Mr. Cafiero previously held the position of Assistant Controller.
Mr. Cafiero has been with the Company and its predecessor companies for the past 17 years.

Ricky R. Smith has been Vice President, H2 Operations and Special Projects since November 1, 2000. In that role, Mr. Smith serves as the lead executive in all operational issues involving the H2 assembly plant and its operations. Previously he held the positions of Vice President, Manufacturing Engineering and Special Projects and Director, Manufacturing Engineering and Plant Manager for the Mishawaka operations. Mr. Smith has been with the Company and its predecessor companies for the past 21 years.

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


Kevin D. O'Rear joined the Company as its Vice President and General Counsel on November 1, 2001. Prior to joining the Company, Mr. O'Rear was a Partner at Baker & Daniels. Mr. O'Rear was also an Associate Attorney with Jones, Day, Reavis, & Pogue out of Cleveland, Ohio. Mr. O'Rear is a graduate of the University of Notre Dame and has earned his juris doctorate from the University of Virginia Law School.

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

Gary A. Tull was appointed Vice President, Washington Operations on February 5, 2001. Mr. Tull has been with the Company since January 2000. Prior to joining the Company, Mr. Tull held senior positions with the U.S. Army Material Command where he was a member of the Senior Executive Service for the past ten years.

Gary L. Wuslich has been Vice President, Human Resources for over seven years. Mr. Wuslich has also held the position of Director, Human Resources. Mr. Wuslich has been with the Company and its predecessor for the past 32 years.

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

Item 11. Executive Compensation

 The following table lists all cash compensation paid or accrued by the Company for services rendered to it in all capacities during the fiscal years ended October 31, 2001, 2000, and 1999 to the Company's chief executive officer and its four other highest paid executive officers (excluding Mr. Rennert, the "Named Executive Officers").

                                           Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------
                                                                             Annual Compensation
                                                  -----------------------------------------------------------------
                                                                              Other Annual         All Other
      Name and Principal Position         Fiscal    Salary       Bonus        Compensation        Compensation
                                           Year                                   (2)
------------------------------------    ---------------------------------------------------------------------------
Ira Leon Rennert (1)                       2001            -           -              -            $2,323,000
   Chairman and Sole Director              2000            -           -              -            $1,200,000
                                           1999            -           -              -            $1,200,000

James A. Armour (3)                        2001     $500,000     500,000        412,335                     -
   President & Chief Executive             2000     $413,464     250,000         74,702                     -
      Officer                              1999     $250,000     250,000         46,078                     -

Edmond L. Peters                           2001      225,000     100,000         64,585                     -
   Sr. Vice President,                     2000      196,154     100,000         35,631                     -
      Procurement                          1999      175,000     100,000         30,235                     -

Paul J. Cafiero                            2001      211,609     100,000         65,961                     -
    Sr. Vice President and Chief           2000      165,892      75,000         51,440                     -
         Financial Officer                 1999      125,000     100,000         26,014                     -

Ricky R. Smith
   Vice President, Manufacturing           2001      198,385     100,000         36,666                     -
      Engineering and Special              2000      124,139      60,000         18,605                     -
      Assignments                          1999      113,388      40,000         13,968                     -

Robert J. Gula                             2001      205,000      75,000         41,753                     -
   Sr. Vice President, Engineering         2000      176,154      75,000         29,302                     -
      & Product Development                1999      155,000      40,000         28,134                     -

(1) Mr. Rennert, the sole Director of the Company received no compensation directly from the Company. Trusts established by Mr. Rennert, for his benefit and for the benefit of certain members of his family, hold the stock of Renco, which receives a management fee from the Company pursuant to a management agreement (the "Management Consultant Agreement"). In fiscal 2001, Renco received a management fee of $1,200,000 from the Company.

(2) Consisting principally of Company paid expenses for cars, clubs, travel and other expenses.

(3) Other Annual Compensation of $412,335 includes $267,882 of compensation that is required to be reported for FICA tax purposes only (of which $230,000 represents a one-time adjustment made under the Company's Excess Plan due to plan changes made in 2000) and does not represent cash compensation received by Mr. Armour during fiscal 2001. IRS regulations require that the value of such a benefit under a non-qualified retirement plan be considered as compensation for FICA purposes. The remainder of the $412,335, or $144,453, consisted principally of Company paid expenses for cars, clubs, travel and other expenses.

Compensation Committee Interlocks and Insider Participation

The Company had no compensation committee during the fiscal year ended October 31, 2001. The sole member of the board of directors was Mr. Rennert. The compensation for the Named Executive Officers for fiscal 2001 was fixed by their employment agreements and their Net Worth Appreciation Agreements and consultation between the Chairman of the Board and the President.

During fiscal 2001, no executive officer of the Company, served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

Employment Agreements

Mr. Armour and Mr. Scharpf are each employed under employment agreements which, pursuant to the terms thereof, continue from year to year unless terminated by either party with 30 days' prior written notice. Beyond this written contract, Mr. Rennert and Mr. Armour have a clear understanding that Mr. Armour is committed to remaining with the Company for several years.

Mr. Peters, Mr. Cafiero, Mr. Smith, Mr. Gula, Mr. O'Rear, Mr. Botich, Mr. Tull and Mr. Wuslich are each employed under employment agreements which, pursuant to the terms thereof, continue until October 31, 2004 and from year to year thereafter unless terminated by either party with 90 days' prior written notice. The compensation arrangements as of November 1, 2001 are as follows:

Mr. Armour-Minimum annual salary of $500,000 plus an annual bonus of $250,000 for each fiscal year in which the Company shall not have incurred a net loss, as determined by this program, before bonus payments made under all executive employment agreements and charges for non-cash postretirement benefits other than pensions.

Mr. Peters-Minimum annual salary of $225,000 plus an annual bonus of $100,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Cafiero-Minimum annual salary of $225,000 plus an annual bonus of $100,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Smith-Minimum annual salary of $225,000 plus an annual bonus of $100,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Gula-Minimum annual salary of $205,000 plus an annual bonus of $75,000 subject to the same conditions as applicable to Mr. Armour.

Mr. O'Rear-Minimum annual salary of $150,000 plus an annual bonus of $50,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Botich-Minimum annual salary of $135,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Tull-Minimum annual salary of $135,000 plus an annual bonus of $25,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Wuslich-Minimum annual salary of $125,000 plus an annual bonus of $30,000 subject to the same conditions as applicable to Mr. Armour.

Mr. Scharpf-Minimum annual salary of $115,000 plus an annual bonus of $40,000 subject to the same conditions as applicable to Mr. Armour.

Net Worth Appreciation Agreements

The Named Executive Officers, one other officer, and two former officers are each parties to agreements ("Net Worth Appreciation Agreements") with the Company, where, upon termination of each person's employment with the Company, he will be entitled to receive a fixed percentage of the cumulative net income (available for common stock as defined in such agreements) of the Company from a base date until the end of the fiscal quarter preceding the date of termination. Such amount is payable without interest in 40 equal quarterly installments commencing three months after the date of termination of employment. As of October 31, 2001 the Company has accrued $0.1 million with respect to these agreements.

Retirement Plans

The Company maintains two salaried retirement plans.

First, the AMG Retirement Plan is a defined benefit plan that is IRS qualified and fully funded. Excluding GEP, the plan is extended to all salaried employees.

The AMG Retirement Plan calculates an annual accrual of 1.5% of each employee's annual income (as defined in the plan), up to the Social Security Special "Old Law" Wage Base (maximum earnings of $170,000 in 2001) plus 2.25% of defined annual income in excess of the Wage Base. At retirement, the qualified salaried employee's retirement benefit is equal to the accumulated annual accruals for all years of service. This is referred to as a "Career Earnings" plan.

                                           AMG Retirement Plan
---------------------------------------------------------------------------------------------------------

                                                                                 Retirement at age 65
                                                                               --------------------------
                                                       Earliest    Benefit at
                                 Service    Annual    Retirement      Early         Service    Annual
  Named Executive        Age      Years*    Income       Age       Retirement**      Years     Benefit
---------------------------------------------------------------------------------------------------------
J.A. Armour               58        29     $988,100       58         $70,307         36       $121,960
E.L. Peters               58        16      313,100       60          51,824         23         82,252
R.J. Gula                 55        30      268,100       55          55,787         40        141,024
P.J. Cafiero              48        17      313,100       58          69,654         34        137,368
R.R. Smith                43        20      313,100       53          48,769         41        170,559

*  -  As of January 1, 2002
** -  Assumes 5% annual increase in base pay and bonus
      Does not reflect permitted increase in the maximum compensation limit due to EGTRRA

Second, the AM General Corporation Excess Plan provides benefits for those participants in the AMG Retirement Plan with income in excess of the limitations of the Internal Revenue Code. The Excess Plan is not funded. Benefits provided under the plan are payable only upon retirement at age 65 or older, death or disability.

                         AM General Corporation Excess Plan
-------------------------------------------------------------------------------------

                                                             Retirement at age 65
                                                          ---------------------------

                             Service         Annual       Service       Annual
 Named Executive      Age     Years*        Income**       Years        Benefit
-------------------------------------------------------------------------------------
J.A. Armour           58        29          $988,100        36         $372,204
E.L. Peters           58        16           313,100        23           52,752
R.J. Gula             55        30           268,100        40           43,634
P.J. Cafiero          48        17           313,100        34           93,188
R.R. Smith            43        20           313,100        41          124,707


*  -  As of January 1, 2002
** -  Assumes 5% annual increase in base pay and bonus
      Does not reflect the permitted increase in the AMG Retirement Plan maximum compensation limit due to EGTRRA


Item 12. Security Ownership of Certain Beneficial Owners and Management

Renco owns all of the outstanding capital stock of the Company, subject to the option to GM described in Item 1. Trusts established by Mr. Rennert for his benefit and for the benefit of certain members of his family hold all of the capital stock of Renco. Mr. Rennert is Chairman of Renco and of the Company and may be deemed to be the beneficial owner of the Company's capital stock. The address of Renco and of Mr. Rennert is The Renco Group, Inc., 30 Rockefeller Plaza, New York, NY 10112. No other executive officer of the Company has any ownership interest in the Company.

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

Item 13. Certain Relationships and Related Transactions

Management Agreement

Renco provides management services to the Company under the Management Consultant Agreement expiring October 31, 2004, subject to renewal for additional terms of three years each, unless terminated by either party. Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Consultant Agreement effective as of April 1, 1995, Renco provides such services to the Company for an annual management fee equal to $1.2 million. Additionally, Renco will receive an annual fee for each fiscal year, equal to the excess, if any, of (i) ten percent (10%) of the Company's consolidated net income before deductions for federal and state income taxes, fees associated with the Management Consultant Agreement and expenses related to the Company's Net Worth Appreciation Agreements, over (ii) the aggregate annual management fee of $1.2 million.

The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness.

Annual payments by the Company in excess of $1.2 million under the Management Consultant Agreement must comply with the restricted payments covenant of the Indenture governing the Notes.

Management fees are paid monthly in arrears in installments of $100,000. The Company incurred management fees of $2.3 million to Renco in the year ended October 31, 2001.


Insurance Sharing Program

To obtain the advantages of volume, Renco purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Renco programs are fidelity and special crime insurance. The premiums for fidelity and special crime insurance are allocated by Renco substantially as indicated in the underlying policies. Renco also purchased and administered certain insurance exclusively for the Company of which the Company financed $.8 million directly with insurance premium finance companies. In fiscal 2001, the Company incurred costs of approximately $1.1 million under the Renco insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.


Tax Sharing Agreement

Starting with the fiscal year ended October 31, 1999 and thereafter, the Company files it's own consolidated Federal and state income tax returns. Through the fiscal year ended October 31, 1998, the Company was included in the consolidated Federal tax returns of Renco and the Ohio State income tax returns of those Renco companies that do business in Ohio. Under the terms of the tax sharing agreement with Renco, when AM General is part of a consolidated or combined return with Renco, income taxes are allocated to the Company on a separate return basis, except that transactions between the Company and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. AM General is not entitled to the benefit of net tax loss carryforwards, unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes. As of October 31, 2001, the Company had no net operating tax loss carryforwards. As of October 31, 2001, the Company had a long-term receivable for income taxes of $4.8 million under this agreement, representing estimated tax payments made by the Company to Renco in excess of the Company's actual tax liability.


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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. and 2.  List of Financial Statements and Financial Statement Schedules:

                                                                                    Page
                                                                                    ----
Independent Auditors' Report                                                         25
Consolidated Balance Sheets as of October 31, 2001 and 2000                          26
Consolidated Statements of Operations for the years ended
    October 31, 2001, 2000 and 1999                                                  27
Consolidated Statements of Stockholder's Deficit and Comprehensive
    Income (Loss) for the years ended
    October 31, 2001, 2000, and 1999                                                 28
Consolidated Statements of Cash Flows for the years ended
    October 31, 2001, 2000, and 1999                                                 29
Notes to Consolidated Financial Statements                                30 through 50



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted from this Annual Report because they are not required, are not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

        (a) 3.   Listing of Exhibits

  Exhibit No.                              Description
---------------  ---------------------------------------------------------------
          3.1 Certificate of Incorporation of Ren Acquisition Corp., filed with the Delaware Secretary of State on November 26, 1991. (a)

          3.2 Certificate of Amendment, changing name to AM General Corporation, filed on April 30, 1992. (a)

          3.3     Bylaws.  (a)

          4.1 Indenture dated as of April 27, 1995 between AM General Corporation as Issuer and Shawmut Bank Connecticut, National Association as Trustee relative to $75,500,000 in principal amount of 12-7/8% Senior Notes due 2002, with form of Series A Senior Note annexed as Exhibit A and form of Series B Senior Note annexed as Exhibit B. (a)

        4.1.1 Amendment No. 1 dated as of December 21, 1999 to the Indenture between AM General Corporation as Issuer and State Street Bank and Trust Company as Trustee dated as of April 27, 1995 (m)

          4.2 Form of Amendment No. 1 to the Indenture, dated as of April 27, 1995, between AM General Corporation and Shawmut Bank Connecticut (now known as Fleet National Bank). (f)

         10.1 Loan and Security Agreement dated as of April 30, 1992 between Congress Financial Corporation and AM General Corporation, and amendments 1 through 8 thereto. (a)

       10.1.1 Amendment No. 9 dated June 26, 1996 to Loan and Security Agreement dated as of April 30, 1992 between Congress Financial Corporation and AM General Corporation. (d)

       10.1.2 Amendment No. 10 dated August 22, 1996 to Loan and Security Agreement dated as of April 30, 1992 between Congress Financial Corporation and AM General Corporation. (e)

       10.1.3 Amendment No. 11 dated December 17, 1996 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM General Corporation. (e)

       10.1.4 Amendment No. 12 dated March 14, 1997 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM General Corporation. (e)

       10.1.5 Amendment No. 13 dated October 30,1998 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM General Corporation. (g)

       10.1.6 Amendment No. 14 dated December 21, 1999 to Loan and Security Agreement, dated April 30, 1992 between Congress Financial Corporation and AM General Corporation. (h) 10.2 Employment Agreement with James A. Armour, dated May 1, 1992, as supplemented December 16, 1993 and September 1, 1994. (a)

       10.2.1 Supplement No. 3, dated February 24, 2000, to Employment Agreement of James A. Armour. (j)

  Exhibit No.                              Description
---------------  ---------------------------------------------------------------
         10.3 Employment Agreements dated May 1, 1992 as supplemented December 16, 1993 with: (a)
                                       Adare Fritz
                                       Gary L. Wuslich
                                       Robert J. Gula
                                       Edmond L. Peters

       10.3.1 Supplement No. 2, dated February 16, 1995, to Employment Agreements of Messrs. Fritz, Wuslich, Gula and Peters. (b)

       10.3.2     Employment Agreement with Paul J. Cafiero, dated May 1, 1997.
                  (f)

       10.3.3 Supplement No. 4, dated May 15, 2000, to Employment Agreement of Robert J. Gula. (k)

       10.3.4 Supplement No. 4, dated May 15, 2000, to Employment Agreement of Edmond L. Peters. (k)

       10.3.5 Supplement No. 4, dated May 15, 2000, to Employment Agreement of Paul J. Cafiero. (k)

       10.3.6     Employment agreements dated November 1, 2001 with: (o)
                                       Edmond L. Peters
                                       Paul J. Cafiero
                                       Ricky R. Smith
                                       Robert J. Gula
                                       Kevin D. O'Rear
                                       Walter R. Botich
                                       Gary Tull
                                       Gary L. Wuslich

         10.6     Net worth appreciation agreements dated May 1, 1992 with: (a)
                                       James A. Armour
                                       Paul R. Schuchman
                                       Adare Fritz
                                       Kenneth M. Jordan
                                       Gary L. Wuslich
                                       Robert J. Gula

       10.6.1 Net worth appreciation agreement with Edmond L. Peters dated as of February 1, 1995 (b)

       10.6.2 Net worth appreciation agreement with Paul J. Cafiero dated May 1, 1997. (f)

         10.7 Management Consultant Agreement effective as of April 1, 1995 with The Renco Group, Inc. (a)

         10.9 Deferred Payment Agreement dated May 5, 1995 between the United States of America and the Corporation. (a)

        10.10 Letter Agreement dated 23 December 1994 between the Company and Department of the Army-Tank-Automotive and Armaments Command (technical schedules omitted). (b)

        10.11 Lease dated September 11, 1984 between Amland Properties, Inc. and AM General Corporation. (b)

  Exhibit No.                              Description
---------------  ---------------------------------------------------------------
        10.12 Lease dated May 12, 1989 between Niles/Washington Associates Limited and AM General Corporation. (b)

        10.13 Lease dated January 1, 1989 between WF Associates Limited Partnership and AM General Corporation as amended August 23, 1989, July 30, 1993 and December 31, 1993. (b)

        10.14 Lease dated September 17, 1993 between Indiana GRQ, Inc. and AM General Corporation. (b)

        10.15 Lease dated July 25, 1984 between Oppenheimer Livonia Associates and AM General Corporation. (b)

        10.16     Intentionally Omitted

        10.17 Commercial lease dated April 28, 1992 between Amland Corporation and Ren Acquisition Corp. (b)

        10.18 Contract dated December 14, 1995 between the Company and the Department of the Army-Tank -Automotive and Armaments Command (technical schedules omitted) (c)

        10.19 Commercial lease dated November 6, 1997 between the Company and Chippewa Corporation. (e)

        10.20 Lease dated June 30, 1999 between Amland Properties, Inc. and AM General Corporation. (h)

        10.21 Lease dated January 1, 1999 between Holladay Mishawaka, LLC and AM General Corporation. (h)

        10.22 Master Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.23 Assignment Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)


        10.24 H2 Assembly Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.25 Management Services Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.26 Trademark License Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.27 Promissory Note dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.28 Security Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

  Exhibit No.                              Description
---------------  ---------------------------------------------------------------
        10.29 Right of Access Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.30 HUMVEE Trademark Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.31 Royalty Sharing Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.32 Joint Review Board Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.33 Equity Conversion Agreement dated December 21, 1999 between AM General Corporation and General Motors Corporation. (h)

        10.34 Lease dated October 6, 1999 between Dayton Sunrise Partners and AM General Corporation. (i)

        10.35 Contract dated August 18, 2000 between the Company and Lamb Technicon Body & Assembly Systems (technical schedules omitted). (k)

        10.36 Term Promissory Note dated June 5, 2000 between 1st Source Bank and AM General Corporation. (k)

        10.37 Loan and Security Agreement dated as of January 24, 2001 between Congress Financial Corporation and AM General Corporation. (l)

      10.37.1 Amendment No 1 dated April 19, 2001 to Loan and Security Agreement, dated January 24, 2001 between Congress Financial Corporation and AM General Corporation. (n)

           21     Subsidiaries of Registrant.

                  (a) Filed with the Registration Statement No. 33-93302 filed
                      June 9, 1995.
                  (b) Filed with Amendment No. 1 to Registration Statement No.
                      33-93302 filed August 9, 1995
                  (c) Filed with Company's Form 10-K, No. 33-93302, filed
                      January 28, 1996.
                  (d) Filed with Company's Form 10-Q, No. 33-93302, filed
                      September 16, 1996.
                  (e) Filed with Company's Form 10-K, No. 33-93302, filed
                      January 29, 1997.
                  (f) Filed with the Company's Form 10-K, No. 33-93302, filed
                      January 29, 1998
                  (g) Filed with Company's Form 10-K No. 33-93302, filed January
                      29, 1999.
                  (h) Filed with Company's Form 10-K No. 33-93302 filed January
                      31, 2000.
                  (i) Filed with Company's Form 10-Q, No. 33-93302 filed March
                      16, 2000.
                  (j) Filed with Company's Form 10-Q, No. 33-93302 filed June
                      14, 2000.
                  (k) Filed with Company's Form 10-Q, No. 33-93302 filed
                      September 14, 2000.
                  (l) Filed with Company's Form 10-K No. 33-93302 filed January
                      29, 2001
                  (m) Filed with Company's Form 10-Q No. 33-93302 filed March
                      13, 2001
                  (n) Filed with Company's Form 10-Q No. 33-93302 filed June 14,
                      2001
                  (o) Filed with Company's Form 10-K No. 33-93302 filed January
                      29, 2002

(b) The Company filed Current Report on Form 8-K, dated August 22, 2001, reporting the repurchase of $20.5 million of aggregate principal amount of the Company's 12.875% Senior Notes at a premium of $0.2 million, plus accrued interest of $0.8 million. The repurchase satisfies the Mandatory Purchase Offer provision of the Indenture governing AM General's Notes dates as of April 27, 1995.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2002.

                                                AM GENERAL CORPORATION


                                          By: /s/ James A. Armour
                                              --------------------
                                                  James A. Armour
                                                  President and Chief Executive
                                                  Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2002.

                     Signature                              Title
                     ---------                              -----
/s/  Ira Leon Rennert                   Chairman and sole Director
---------------------------------------
      Ira Leon Rennert

/s/ James A. Armour                     President and Chief Executive Officer
--------------------------------------- (Principal Executive Officer)
     James A. Armour

/s/ Paul J. Cafiero                     Senior Vice President and Chief Financial Officer
--------------------------------------- (Principal Financial and Accounting Officer)
     Paul J. Cafiero

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