Form 10-Q
period 2002-01-31
AM GENERAL CORP
filed 2002-03-18
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of March 18, 2002.

                             AM General Corporation
                                    Form 10-Q
                         Quarter Ended January 31, 2002

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS .....................................................    3

       Consolidated Balance Sheets .......................................................    3

       Consolidated Statements of Operations .............................................    4

       Consolidated Statements of Cash Flows .............................................    5

       Notes to Consolidated Financial Statements ........................................    6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS ....................................................   10

       General Discussion ................................................................   10

       Segment Discussion ................................................................   10

       Three Months Ended January 31, 2002 compared to Three Months Ended January 31, 2001   13

       Liquidity and Capital Resources ...................................................   16

       Forward-Looking Statements ........................................................   17

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............   17

PART II.  OTHER INFORMATION ..............................................................   18

       ITEM 1.  LEGAL PROCEEDINGS ........................................................   18

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................   18

SIGNATURES ...............................................................................   19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     AM GENERAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
             (Dollar amounts in thousands, except share information)

                                                                                    January 31,
                                     Assets                                            2002            October 31,
Current assets:                                                                     (unaudited)            2001
                                                                                    -----------        -----------
     Cash                                                                            $ 12,727              3,608
     Accounts receivable, net                                                          54,286             82,952
     Inventories                                                                       79,987             79,050
     Prepaid expenses and other assets                                                  1,106              1,947
     Deferred income taxes                                                              9,597              8,795
                                                                                     --------           --------
         Total current assets                                                         157,703            176,352

Income taxes receivable                                                                 4,713              4,713
Property, plant, and equipment, net                                                   266,761            236,623
Deferred income taxes                                                                  36,912             34,688
Goodwill, net                                                                          66,439             66,439
Intangible pension asset                                                               22,035             22,035
Other assets                                                                              706              1,111
                                                                                     --------           --------
                                                                                     $555,269            541,961
                                                                                     ========           ========

                      Liabilities and Stockholder's Deficit

Current liabilities:
     Accounts payable                                                                $ 47,669             47,508
     Accrued expenses                                                                  67,189             71,351
     Income taxes payable                                                               4,694              3,721
     Current maturities of long-term debt                                              68,782             60,946
                                                                                     --------           --------
         Total current liabilities                                                    188,334            183,526

Long-term debt                                                                        192,848            186,878
Postretirement benefits other than pensions, noncurrent portion                       167,804            165,817
Pension, noncurrent portion                                                            35,465             33,436
Other liabilities, noncurrent portion                                                   5,329              5,591
                                                                                     --------           --------
         Total liabilities                                                            589,780            575,248
                                                                                     --------           --------

Stockholder's deficit:
     8% cumulative preferred stock, $1,000 par value. Authorized 10,000 shares;
         issued and outstanding 5,000 shares                                            5,000              5,000
     Common stock, $.01 par value. Authorized 1,000 shares, issued and
         outstanding 900 shares                                                             -                  -
     Paid-in capital                                                                   10,079              8,552
     Accumulated deficit                                                              (40,959)           (38,208)
     Accumulated other comprehensive loss - minimum pension liability                  (8,631)            (8,631)
                                                                                     --------           --------
         Total stockholder's deficit                                                  (34,511)           (33,287)

Commitments and contingencies
                                                                                     --------           --------
                                                                                     $555,269            541,961
                                                                                     ========           ========

           See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                          (Dollar amounts in thousands)
                                   (unaudited)

                                                        Three Months Ended
                                                              January 31,
                                                        ------------------------
                                                           2002         2001
                                                        ---------    ---------

  Net sales                                             $ 128,341      121,465

  Cost and expenses:
    Cost of sales                                         116,724      101,501
    Depreciation and amortization                           3,124        3,956
    Selling, general, and administrative expenses          10,533        8,447
                                                        ---------    ---------

  Income (loss) before interest and income taxes           (2,040)       7,561
    Interest income                                            30          120
    Interest expense                                       (2,178)      (3,491)
                                                        ---------    ---------

  Income (loss) before income taxes                        (4,188)       4,190
    Income tax expense (benefit)                           (1,437)       2,035
                                                        ---------    ---------

  Net income (loss)                                     $  (2,751)       2,155
                                                        =========    =========

           See accompanying notes to consolidated financial statements

                     AM GENERAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (unaudited)


                                                                    Three Months Ended
                                                                      January 31,
                                                                 ---------------------
                                                                    2002          2001
                                                                 --------     ---------
Cash flows from operating activities:
  Net income (loss)                                              $ (2,751)      2,155
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization of plant and equipment          2,863       2,623
      Other amortization                                              405       1,344
      Deferred income taxes                                        (3,026)     (1,741)
      Noncash other postretirement cost                             1,987       1,235
      Accretion of debt discount                                    1,700         190
      Gain on sale of equipment                                        (4)       --
      Change in assets and liabilities:
        Accounts receivable                                        28,666      24,974
        Inventories                                                  (937)     (7,703)
        Prepaid expenses                                              225        (711)
        Other assets                                                 --             2
        Accounts payable                                              161     (13,715)
        Accrued expenses                                           (4,162)     (2,198)
        Income taxes                                                1,589        (221)
        Pension                                                     2,029        --
        Other liabilities                                            (262)     (1,178)
                                                                 --------     -------
Net cash provided by operating activities                          28,483       5,056
                                                                 --------     -------

Cash flows from investing activities:

  Proceeds from sale of equipment                                       4        --
  Capital expenditures                                            (33,001)    (31,022)
                                                                 --------     -------
Net cash used in investing activities                             (32,997)    (31,022)
                                                                 --------     -------

Cash flows from financing activities:

  Net repayments under line-of-credit agreement                   (20,630)     (5,172)
  Borrowing of long-term debt                                      34,424      33,333
  Repayments of long-term debt                                       (161)       (146)
  Financing fees                                                     --          (250)
                                                                 --------     -------
Net cash provided by financing activities                          13,633      27,765
                                                                 --------     -------
Net change in cash                                                  9,119       1,799
Cash and cash equivalents at beginning of period                    3,608       6,444
                                                                 --------     -------

Cash and cash equivalents at end of period                       $ 12,727       8,243
                                                                 ========     =======

Supplemental disclosure of cash items
  Interest paid                                                  $  3,544       5,478
  Taxes paid                                                         --         3,997



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Form 10-K for the year ended October 31, 2001.

Note 2.  Accounts Receivable

Components of accounts receivable are as follows:

                                                   January 31,
                                                      2002         October 31,
                                                   (Unaudited)        2001
                                                   -----------     -----------
Receivables from the U.S. Government under
  long-term contracts:
    Amounts billed or billable                     $  22,598         35,479
    Recoverable costs accrued-not billed               1,828          2,039
    Unrecovered costs subject to negotiation           9,896          9,621
Commercial customers-amounts billed:
    Foreign                                            7,697         21,065
    Dealers                                              877            740
    Service parts                                          -              -
    Engines                                            8,868         10,610
Other receivables                                      3,002          3,848
                                                   -----------     -----------
                                                      54,766         83,402
                                                   -----------     -----------
Less allowance for doubtful accounts                    (480)          (450)
                                                   -----------     -----------
                                                   $  54,286         82,952
                                                   ============    ===========

                                       6

Note 3.  Inventories

Inventories consisted of the following:

                                                        January 31,
                                                            2002     October 31,
                                                        (Unaudited)     2001
                                                        -----------  -----------
Finished Goods                                            $23,090      22,346
Service Parts                                              20,589      19,511
Raw Materials, supplies and work in progress               36,308      37,193
                                                          -------     -------
                                                          $79,987      79,050
                                                          =======     =======

Note 4.  Maturity of Senior Notes

The Company's senior notes totaling $47,462 mature and are payable on May 1, 2002. The Company is currently in negotiations with several financial institutions to borrow sufficient funds to retire the senior notes. Management believes that this debt will be refinanced by the scheduled maturity date or sooner. Based on discussions with potential lenders, the Company's 2001 cash flows would support the level of debt included in this refinancing within the current parameters of other such loans for companies of similar size and credit worthiness. Based on its current level of business, management believes that the Company's cash flow is sufficient to amortize this level of debt without significant levels of new business. Additionally, the H2 agreement with GM provides the potential for significant additional cash flows. Although no assurances can be given, management believes it will be able to obtain an adequate credit facility on acceptable terms. Failure to obtain sufficient funds to retire the senior notes could have a material adverse effect on the Company.

Note 5.  GM Transaction

On December 21, 1999, the Company executed a series of agreements with General Motors Corporation ("GM") through which the Company intends to more fully utilize the widespread recognition of the Hummer name to generate incremental revenues, profits and cash flow (the "GM Transaction"). Pursuant to the terms of the GM Transaction, GM has designed and engineered, and will certify and release in the summer of 2002 the H2, a new generation vehicle bearing the Hummer trademark (the "Trademark") and has retained the Company to assemble H2s over a seven and one half year period effective with the release of the H2. As part of the GM Transaction, the Company assigned the Trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble, at GM's request, H2s, according to agreed upon specifications, for a specified fixed fee (the "Assembly Fee") which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM has not committed to any specific minimum annual number of H2s.

As part of the GM Transaction, GM licensed the Company to continue to use the HUMMER trademark on the Current Vehicle for the duration of the assembly period.

With respect to the assembly facility for the H2, GM will lend the Company an amount currently anticipated to exceed $200 million through a non-interest bearing loan (the "GM Loan"). The proceeds of the GM Loan are being used to finance (i) the engineering and construction of a new structure, (ii) the purchase of certain machinery and equipment, and (iii) substantially all other costs (except for the cost of the time dedicated to the project by the Company's management and employees) required for the Company to become prepared to assemble the H2 (collectively, the "New Facility"). At January 31, 2002, the balance of the GM Loan, net of unamortized discount of $4.8 million, was $195.6 million.

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

Following delivery of the first 10,000 H2s to GM, GM will have the annual option on November 1 of each year to convert all or any part of the unpaid balances, if any, on the GM Loan into an equity interest in the Company of not more than 40% of the voting stock of the Company pursuant to certain terms and conditions for a mutually agreed amount pursuant to previously established procedures. Should the Company and GM fail to agree on a value, the GM Transaction agreements contain a provision in which an independent third party will assist in the valuation. The exercise price of the conversion option will be less than the fair value of the Company's common stock. The value of this beneficial conversion feature has been recorded as a $9,079 discount on the GM Loan and a corresponding increase in additional paid-in capital, of which $1,527 was recorded during the quarter ended January 31, 2002. The discount is being amortized through the earliest date at which GM obtains the right to convert the loan. As of January 31, 2002, the Company has amortized $4,324 of the $9,079 discount, of which $1,691 was amortized during the first quarter of fiscal 2002.

Note 6.  Accounting Standards

As of November 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, "Intangible Assets." Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. The Standard allows six months for performance of the initial transition impairment assessment. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company's goodwill amortization expense has historically approximated $4,300 annually. The Company is currently evaluating the impact of the initial transition impairment assessment on its financial statements and results of operations. Assuming the Company adopted this Standard on November 1, 2000, net income for the quarterly period ending January 31, 2001 would have increased by $1,071.

The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in August 2001. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 on October 1, 2002 and does not expect that this Standard will have a material effect on its consolidated financial statements or results of operations.

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

Note 7.  Segment Reporting

The Company identifies segments based on management responsibility within the organization. The Company classifies its operations into five business segments:
(i) HUMMER/HUMVEEs, (ii) Spare Parts Logistics Operations (SPLO), (iii) Systems Technical Support (STS)/Other, (iv) GEP, and (v) H2. The HUMMER/HUMVEE classification includes US and Foreign Military Humvees(R) and commercial Hummers(R).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management of the Company does not prepare or review balance sheet information on a segment basis. The Company measures segment profit as gross profit (sales less cost of sales). A reconciliation of net sales and gross profit are as follows (in millions):



                                      Three months ended January 31, 2001
                 ------------------------------------------------------------------------
                   HUMMER/               STS/                          Inter-
                   HUMVEE     SPLO      Other        GEP     H2       Segment      Total
                 ------------------------------------------------------------------------
Net sales          $93.2      21.7        3.7       18.1      --       (8.4)      128.3
Gross profit        14.5       3.2        0.3        4.8    (11.1)     (0.2)       11.5

                                      Three months ended January 31, 2000
                 ------------------------------------------------------------------------
                   HUMMER/               STS/                          Inter-
                   HUMVEE     SPLO      Other        GEP     H2       Segment      Total
                 ------------------------------------------------------------------------
Net sales          $95.0      18.3        4.5         9.9      --      (6.2)      121.5
Gross profit        15.9       2.8        0.4         2.0    (0.6)     (0.5)       20.0


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

AM General Corporation, with its wholly owned subsidiaries, AM General Sales Corporation, Chippewa Corporation, and General Engine Products, Inc., (collectively, the "Company" or "AM General"), is the largest supplier of light tactical wheeled vehicles for the Department of Defense ("DoD"). The Company is the designer and sole manufacturer of the High Mobility Multipurpose Wheeled Vehicle ("HMMWV" or "HUMVEE" (R)), which it sells to the US and foreign military services. The Company is the designer and sole manufacturer of a commercial version of the HUMVEE which it sells to industrial and retail users through its commercial dealer network under the registered trademark HUMMER (R) ("HUMMER", "H1" or "Current Vehicle"). The HUMMER trademark is owned by GM and licensed to the Company to brand the H1 for the duration of the Company's agreement with GM to assemble H2s, pursuant to the GM Transaction entered into in December 1999.

The Company's wholly-owned subsidiary, General Engine Products, Inc. ("GEP") manufactures, under a license agreement with GM running through 2009, the 6.5 liter diesel engine used in the HUMMER/HUMVEE. GM's internal parts distributor, Service Parts Operation, also purchases its service requirements for this engine from AM General. This "drop in" high performance engine is also a replacement for older GM diesel V8s used for marine, military, commercial and industrial applications.

The Company markets technical support services, spare parts and training and technical publications through its Service Parts Logistics Operation ("SPLO") and performs engineering services through its Systems Technical Support ("STS") operation.

The Company classifies its operations into five business segments: (i) HUMMER/HUMVEEs, (ii) SPLO, (iii) STS/Other, (iv) GEP and (v) H2.

HUMVEE/HUMMER Segment

         HUMVEE

The Company began producing the latest generation of military HUMVEEs, the A2 Series, in August 1995. On December 23, 1995, the Company entered into a multi-year annual requirements contract for A2 Series HUMVEEs known as the X001 Contract which provided a mechanism for the US Army to procure at least 2,350 HUMVEEs annually through fiscal year 2000. The X001 contract expired on December 14, 2000. The Company successfully negotiated a new follow-on A2 production contract that was awarded on November 6, 2000 (the "S001 contract"). This is a sole source firm-fixed price contract calling for first year production of 2,861 HUMVEE's, subject to Government funding. The contract includes six option years ending on June 1, 2007 with delivery of vehicles to be complete by December 7, 2007. Each option year provides the Government with a mechanism to procure up to 150% of first year production. If all option years on the contract are exercised, approximately 30,000 vehicles valued at $2.1 billion will be delivered under this contract. Management believes this contract will provide continuing base line production for the HUMVEE over the next several years.

As of March 13, 2002, the Company has received orders from the US Armed Forces for the procurement of 2,610 vehicles, of which 1,831 remain unsold. The Company anticipates the US Government will continue to exercise their option to procure vehicles under the S001 contract and that the number of vehicles put on contract during fiscal 2002 will be approximately the same as the number of HUMVEEs that were produced and delivered to the DoD in fiscal 2001 (3,607 units).

On August 7, 2000, the Company signed an engineering contract with the DoD valued at $11.5 million. This contract (the "A4") provides the Government with a mechanism to explore its future HUMVEE design requirements. The Government may integrate engineering changes developed under this contract and selected technology advancements into the current A2 Series HUMVEE. Based on these engineering changes, the Company built and delivered seven prototype vehicles for Company testing during July and August 2001. In accordance with the provisions of the contract, the Company will build and deliver ten pilot vehicles for Government testing by the fourth quarter of fiscal 2002. The Company will provide technical support during all phases of government testing. In addition, the Company's STS operation will prepare the engineering drawings related to the design of the vehicles. Work under this contract began at the time of award and is expected to be completed by October of fiscal 2002.

    HUMMER

Since its introduction in 1992, the Company has sold 9,538 HUMMERs through its network of domestic and international dealerships and distributors. At January 31, 2002, AM General had a total backlog of 244 HUMMERs valued at $15.9 million compared to 172 valued at $11.1 million on October 31, 2001.

Under the terms of the GM Transaction, all qualified dealers must transition to GM dealerships by March 1, 2002. The Company is working closely with GM to determine which dealers qualify. This transition process has resulted in certain dealers voluntarily terminating their dealerships and transferring their existing inventory to new dealerships signing with GM. The Company anticipates that GM will sign on an additional 75 new dealerships by the third quarter of 2002, increasing the network total to 155 dealerships. For fiscal 2002, the Company anticipates sales volumes will approximate the number of vehicles sold during fiscal 2001.

SPLO Segment
SPLO provides comprehensive after-market parts, support-services, training and technical publications for Company products on a worldwide basis. The services include supplying spare parts for vehicles manufactured by the Company, including HUMMER/HUMVEEs, 2-1/2 and 5-ton trucks and other vehicles not manufactured by AM General. In addition, SPLO provides expert training programs for off-road driving, as well as training for vehicle maintenance and repairs.

STS/Other Segment
The Company's STS operation performs engineering services related to the Company's military trucks and certain other military vehicles. Services include engineering, design and drafting, configuration and data management, translation, and integrated logistics support.

GEP Segment
On June 11, 1999, the Company acquired a license to build the 6.5 liter diesel engine and certain other assets from GM Powertrain, a division of GM. The agreement provides that GM's internal parts distributor, Service Parts Operation, will purchase all of its requirements for new 6.5 liter diesel long-block and short-block engines from GEP for a period of ten years. GM's military division, Military Vehicle Operation, currently purchases certain of its spare parts requirements for these engines from GEP. If adequate demand exists for this engine at the conclusion of the agreement, the Company will renegotiate the license agreement for additional years.

In August 2000, GEP contracted with GM to perform testing and general repair services on 17,305 engines previously assembled by GM. As of January 31, 2002, the Company has performed testing of 10,755 engines for GM under this contract generating revenues of $4.1 million. The Company anticipates it will complete work under this contract during the third quarter of fiscal 2002.

GEP is currently supplying to the Company all of the Company's 6.5 liter diesel engine requirements.

H2 Segment
On December 21, 1999, the Company executed a series of agreements with GM through which the Company intends to more fully utilize the widespread recognition of the HUMMER name to generate incremental revenues and cash flow. Pursuant to the terms of the GM Transaction, GM has designed and engineered, and will certify and release in the summer of 2002 the H2, a new generation vehicle bearing the Trademark and has retained the Company to assemble H2s over a seven and one half year period effective with the release of the H2. As part of the GM Transaction, the Company assigned the Trademark to GM. GM will be responsible for providing all component parts, materials and vendor tooling for the H2. The Company will assemble, at GM's request, H2s, according to agreed-upon specifications, for a specified fixed fee which varies with sales volumes. The Company will have the right to assemble GM's requirements, up to the first 40,000 units annually. GM has not committed to any specific minimum annual number of H2s.

Construction of the New Facility, as well as the Company's vehicle assembly start-up plan, are both currently on schedule. Construction costs of the New Facility are expected to exceed $200 million and will be funded through the GM Loan.

As of March 8, 2002, the Company has hired 104 salaried employees and 421 hourly employees for the H2 program. The Company has implemented a comprehensive assessment, hiring, and training plan for the H2 program that is currently underway. This plan provides the Company a mechanism to recruit, screen, hire, and train new employees to work on the H2 program. The Company anticipates salaried and hourly employment levels for the H2 program will reach 168 and 890, respectively, by the end of fiscal 2002.

Results of Operations

Three Months Ended January 31, 2002 ("first quarter of 2002") compared to Three Months Ended January 31, 2001 ("first quarter of 2001")

Analysis of Net Sales and Unit Sales Information
------------------------------------------------

(in millions, except unit information)


                                                Three Months Ended
                                                     January 31,
                                                --------------------                      %
                                                  2002         2001       Change       Change
                                                -------      -------      ------       ------

Net Sales

   HUMMER/HUMVEEs                               $  93.2      $  95.0    $  (1.8)        (1.9)%
   SPLO                                            21.7         18.3        3.4         18.6
   STS/Other                                        3.7          4.5       (0.8)       (17.8)
   GEP                                             18.1          9.9        8.2         82.8
   Inter-segment                                   (8.4)        (6.2)      (2.2)       (35.5)
                                                -------      -------    -------        -----
                                                $ 128.3      $ 121.5    $   6.8          5.6%
                                                =======      =======    =======        =====


HUMVEE/HUMMER Unit Sales                          1,304        1,299          5          0.4%

HUMVEE/HUMMER Average Unit Selling Prices       $71,472      $73,133    $(1,661)        (2.3)%

Consolidated net sales were $128.3 million in the first quarter of 2002, an increase of $6.8 million, or 5.6% from $121.5 million in the first quarter of 2001. The increase in net sales was due to higher GEP and SPLO sales, partially offset by lower HUMMER/HUMVEE and STS/Other sales.

HUMMER/HUMVEE segment net sales were $93.2 million in the first quarter of 2002, a decrease of $1.8 million, or 1.9% from $95.0 million in the first quarter of 2001. The decrease is due to selling 95 fewer international units and 11 fewer H1's which are more expensive vehicles. This was partially offset by selling 111 more government HUMVEE's, that are less expensive than international and commercial vehicles. The decrease in average unit selling prices is attributable to selling a larger concentration of less expensive US Government HUMVEE's. In fiscal 2001, the Company manufactured 54 HUMVEE's valued at $8.7 million for a foreign customer which remained unsold at January 31, 2002 due to a temporary delay in the customer obtaining adequate financing. The foreign customer is in the process of negotiating financing arrangements and the Company anticipates the vehicles will be sold by the end of the second quarter. Had the Company sold these vehicles in the first quarter of 2002, segment net sales would have been $6.9 million higher than the first quarter of 2001.

SPLO segment net sales were $21.7 million in the first quarter of 2002, an increase of $3.4 million, or 18.6% from $18.3 million in the first quarter of 2001. The increase in net sales is primarily attributable to an increase in U.S. Government military orders.

STS/Other segment net sales were $3.7 million in the first quarter of 2002, a decrease of $0.8 million, or 17.8% from $4.5 million in the first quarter of 2001. The decrease in net sales is primarily due to temporary funding limitations on the US Government A4 contract. In accordance with the terms and conditions of the contract, upon completion of 75% of the contract requirements which occurred on October 17, 2001, the US Government requested the Company to cease efforts on the contract to afford them additional time to reevaluate the remaining level of effort, scope and available funding levels necessary to complete the contract. On March 5, 2002, the Company received notice from the US Government requesting work to continue on the contract up to a new contract amount of $11.9 million. The US Government is continuing to evaluate the scope of the contract to determine if additional funding will be appropriated to the contract.

GEP segment net sales were $18.1 million, including $8.4 million to the HUMMER/HUMVEE segment in the first quarter of 2002, an increase of $8.2, or 82.8% from $9.9 million, including $6.2 million to the HUMMER/HUMVEE segment in the first quarter of 2001. The increase was due to a higher production rate during the first quarter of fiscal 2002 compared to a start-up production rate during the first quarter of 2001.

The inter-segment sales of $(8.4) million represents the elimination of inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment during the first quarter of 2002.

Analysis of Consolidated Gross Profit
-------------------------------------
(in millions)

                              Three months ended
                                  January 31,
                     -----------------------------------
                      2002        %       2001        %      Change      Change
                     ------     ----     ------     ----     ------     -------
Gross Profit
  HUMMER/HUMVEEs     $ 14.5     15.6%    $ 15.9     16.7%    $ (1.4)     (8.8)%
  SPLO                  3.2     14.8        2.8     15.3        0.4      14.3
  STS/Other             0.3      8.1        0.4      8.9       (0.1)    (25.0)
  GEP                   4.8     26.5        2.0     20.2        2.8     140.0
  H2                  (11.1)     --        (0.6)     --       (10.5)      --
  Inter-segment        (0.2)     --        (0.5)     --         0.3       --
                     ------     -----    ------     ----     ------     -----
                     $ 11.5      9.0%    $ 20.0     16.5%    $ (8.5)    (42.5)%
                     ======     ====     ======     ====     ======     =====

Consolidated gros s profit w as $11.5 million in the first quarter of 2002, a decrease of $8.5 million, or 42.5% from $20.0 million in the first quarter of 2001. The Company's consolidated gross profit percentage for the first quarter of 2002 was 9.0% compared to 16.5% for the first quarter of 2001. The decrease is primarily due to H2 start-up costs, lower HUMMER/HUMVEE and STS/Other gross profit, partially offset by higher gross profit in the GEP and SPLO segments. Had the Company not incurred H2 start-up costs, gross profit would have been $2.0 million higher in the first quarter of 2002 compared to the first quarter of 2001.

HUMMER/HUMVEE segment gross profit was $14.5 million in the first quarter of 2002, a decrease of $1.4 million, or 8.8% from $15.9 million in the first quarter of 2001. The segment gross profit percentage was 15.6% for the first quarter of 2002 compared to 16.7% for the first quarter of 2001. The decrease in gross profit is primarily due to a higher concentration of more expensive international HUMVEE's sold during the first quarter of 2001 compared to the first quarter of 2002. As previously mentioned, the Company was unable to sell 54 vehicles manufactured for an international customer due to the customer's temporary financing difficulties. Had these vehicles been sold during the first quarter of 2002, gross profit would have been $1.4 million higher than gross profit reported in the first quarter of 2001.

SPLO segment gross profit was $3.2 million in the first quarter of 2002, an increase of $0.4 million, or 14.3% from $2.8 million in the first quarter of 2001. The segment gross profit percentage for the first quarter of 2002 was 14.8% compared to 15.3% for the first quarter of 2001. The increase in gross profit is primarily due to increased demand for spare parts by the US Government.

STS/Other segment gross profit was $0.3 million in the first quarter of 2002, a decrease of $0.1 million, or 25.0% from $0.4 million in the first quarter of 2001. The segment gross profit percentage for the first quarter of 2002 was 8.1% compared to 8.9% for the first quarter of 2001. The decrease in gross profit is due to the temporary funding limitations on the US Government A4 contract.

GEP segment gross profit was $4.8 million in the first quarter of 2002, an increase of $2.8 million, or 140.0% from $2.0 million in the first quarter of 2001. The segment gross profit percentage for the first quarter of 2002 was 26.5% compared to 20.2% for the first quarter of 2001. Gross profit was higher in the first quarter of 2002 primarily due to higher sales. The segment was still operating within their start-up mode during the first quarter of 2001.

The H2 segment incurred start-up costs of $11.1 million in the first quarter of 2002 in connection with the new H2 project compared to $0.6 million in the first quarter of 2001.

The inter-segment amount of $(0.2) million represents the elimination of gross profit on inter-company engine sales from GEP to the Company's HUMMER/HUMVEE segment which remained in its inventory at the end of the first quarter of 2002.

Analysis and Management Discussions on Non-Segment Information
--------------------------------------------------------------

Depreciation and Amortization

Depreciation and amortization expense was $3.1 million for the first quarter of 2002, a decrease of $0.9 million or 22.5% from $4.0 million for the first quarter of 2001. The decrease is primarily due to the Company's adoption of FASB Statement No. 142 which requires that goodwill no longer be amortized. This resulted in a $1.1 million reduction in expense during the first quarter of 2002. This reduction was partially offset by higher depreciation expense associated with the capital expenditures made during fiscal year 2001 for the HUMMER/HUMVEE manufacturing facility and the GEP facility.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $10.5 million for the first quarter of 2002, an increase of $2.1 million or 25.0% from SG&A expense of $8.4 million for the first quarter of 2001. The increase is primarily due to higher Independent Research and Development ("IR&D") engineering expenses resulting from the temporary funding limitations on the US Government A4 Contract which caused a temporary shift in Company resources being allocated to non-reimbursable engineering projects. As previously reported, the Company received authorization from the US Government to recommence work on the A4 Contract on March 5, 2002. Accordingly, the Company has shifted engineering resources back to this contract. GEP segment SG&A expenses also increased due to expenses in connection with 2004 vehicle emission certifications.

Income (Loss) before Interest and Income Taxes

The Company recorded a loss before interest and income taxes for the first quarter of 2002 of $2.0 million, a decrease of $9.6 million from income before interest and income taxes of $7.6 million in 2001. The decrease in income before interest and income taxes is primarily due to the lower gross profits described above and higher SG&A expense, partially offset by lower depreciation and amortization expense.

Interest Income and Expense

Interest expense for the first quarter of 2002 was $2.2 million, a decrease of $1.3 million or 37.1% from $3.5 million for the first quarter of 2001. Average debt outstanding during the first quarter of 2002, exclusive of the non-interest bearing GM Loan, was $76.4 million, a decrease of $34.8 million from $111.2 million for the first quarter of 2001. The weighted average interest rate was 10.5% in the first quarter of 2002 compared to 11.8% in the first quarter of 2001. The average debt outstanding decreased primarily due to the repurchase of $20.5 million aggregate principal amount of the Company's senior notes during fiscal 2001 in connection with the Mandatory Purchase Offer provision of the Indenture governing the notes. Average debt outstanding was further reduced in connection with lower inventory levels in the first quarter of 2002 compared to the first quarter of 2001.

Income Tax Benefit (Expense)

Income tax expense was recorded at the statutory rate adjusted for permanent differences. The Company recorded an income tax benefit for the first quarter of 2002 of $1.5 million compared to income tax expense of $2.0 million recorded during the first quarter of 2001.

Net Income (Loss)

The Company reported a net loss for the first quarter of 2002 of $2.8 million, a decrease of $5.0 million from a net income of $2.2 million in the first quarter of 2001. As discussed above, the decrease in net income is primarily due to lower gross profits and higher SG&A expenses partially offset by lower income tax expense, interest expense and depreciation and amortization.

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

Cash provided by operating activities was $28.5 million for the first quarter of 2002 compared to $5.0 million for the first quarter of 2001. The key factors affecting cash flow from operating activities during the first three months of 2002 were reductions in accounts receivable and increases in income taxes and pension liabilities, partially offset by reductions in accrued expenses, increases in deferred income taxes, and funding the Company's net loss. Other factors include non-cash charges to operating income including depreciation, amortization, and non-cash postretirement expenses.

Accounts receivable levels, including unbilled contract modifications, at January 31, 2002 were $28.7 million lower than levels at the end of the prior fiscal year primarily due to the collection of higher than normal sales recorded at the end of the preceding fiscal year in connection with HUMVEE sales to several international customers and to the US Government. As of January 31, 2002, unbilled contract modifications totaled $9.9 million. These unbilled receivables represent work performed by the Company for which a contract modification with the DoD has not yet been finalized. The Company expects these contract modifications to be completed during fiscal 2002. As these modifications are finalized, the amounts receivable under the contract modifications will be offset against all contract modifications payable which presently is estimated to be similar in amount.

During the first quarter of 2002, the Company spent $33.0 million on capital expenditures, including $30.4 million in connection with construction of the New Facility. The Company spent $2.6 million and $1.8 million in the first quarter of 2002 and 2001, respectively, primarily in connection with production tooling, data equipment and leasehold improvements. The Company anticipates additional capital expenditures in fiscal 2002 of approximately $49.459.1 million of which $38.0 million is for the construction of the New Facility and will be funded with the proceeds of the GM Loan. The Company anticipates it will incur additional capital expenditures of approximately $11.4 million for vendor tooling, machinery and equipment, vehicles and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

To repay the GM Loan, the Company will pay to GM a pre-agreed portion of the assembly fee received for assembling each H2. If H2s are ordered and assembled at the forecasted rate, the GM Loan would be repaid within seven and one half years after the release of the H2. As of January 31, 2002, the Company had borrowings outstanding under the GM Loan of $195.6 million, net of unamortized discount of $4.8 million.

The Company's revolving credit facility has a maximum borrowing limit of $60 million, is secured by a first lien on all of the Company's accounts receivable, inventories and certain other assets, as defined in the applicable loan and security agreement, and expires on October 30, 2004. As of March 7, 2002, the

Company had borrowings outstanding of $15.0 million and approximately $23.2 million of remaining availability under this facility.

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

Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; funding for US Military HUMVEE orders; volume of US Government, international and commercial orders for HUMMER/HUMVEEs and other products; volume of orders for
6.5 liter diesel engines; the volume of orders for the H2 in connection with the GM Transaction; the outcome of pending litigation; the outcome of the DaimlerChrysler litigation, the DCAA matter reported in the Company's 10-K filed on January 29, 2002 and other litigation discussed in Item 1 of Part II; the ability to obtain sufficient funds to retire the senior notes due May 1, 2002; the loss of any significant customers; the loss of any major supplier; and the availability of qualified personnel. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstance on which any forward-looking statement is based.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Trademark Dispute with DaimlerChrysler

On February 13, 2001, AM General and General Motors filed a declaratory judgment action in the U.S. District Court for the Northern District of Indiana in South Bend against DaimlerChrysler Corporation ("Daimler") after GM and Daimler exhausted efforts to informally resolve Daimler's claims that the grill design on the H2 prototype vehicle infringes on Daimler's Jeep trademark grill design. Daimler filed a counterclaim against AM General and General Motors claiming infringement and seeking a preliminary injunction preventing General Motors and AM General from producing the H2 with its current grill design. Daimler also claims that AM General breached a licensing agreement that required AM General to obtain Daimler's permission before transferring the HUMMER grill design trademark to GM. Daimler claims that the licensing agreement was part of the 1983 stock purchase agreement between American Motors Corporation and LTV, in which LTV acquired the "Old AM General" assets from American Motors. The parties are now engaged in discovery. The Court conducted a hearing on DaimlerChrysler's Motion for Preliminary Injunction in February 2002, and issued an order denying DaimlerChrysler's request for injunction on February 28. A trial is scheduled for December 2002. A final decision by the District Court on this claim that is adverse to AM General or General Motors will have a material adverse effect on the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2002, The Renco Group, Inc., as sole stockholder of the Company, executed a written consent, in lieu of meeting of stockholders, to the re-election of Ira Leon Rennert as Chairman of the Board and sole director of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 18, 2002                          AM GENERAL CORPORATION
                                                 Registrant


                                              By /s/ Paul J. Cafiero
                                                 -------------------------------
                                                 Paul J. Cafiero
                                                 Vice President and Chief
                                                 Financial Officer

                                                 Duly authorized officer and
                                                 principal financial and
                                                 accounting officer