Form 10-Q/A
period 2002-01-31
AM GENERAL CORP
filed 2002-03-21
CIK 946642

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

Nine hundred shares of the registrant's common stock, par value $.01 per share, are outstanding as of March 21, 2002.

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

During the first quarter of 2002, the Company spent $33.0 million on capital expenditures, including $30.4 million in connection with construction of the New Facility. The Company spent $2.6 million and $1.8 million in the first quarter of 2002 and 2001, respectively, primarily in connection with production tooling, data equipment and leasehold improvements. The Company anticipates additional capital expenditures in fiscal 2002 of approximately $49.4 million of which $38.0 million is for the construction of the New Facility and will be funded with the proceeds of the GM Loan. The Company anticipates it will incur additional capital expenditures of approximately $11.4 million for vendor tooling, machinery and equipment, vehicles and other capital requirements. These capital requirements will be funded from operating cash flow and availability under the revolving credit facility.

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


Date: March 21, 2002                          AM GENERAL CORPORATION
                                                 Registrant


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